Form 10-Q
period 2020-06-30
Hi-Great Group Holding Co
filed 2020-09-11
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56200

HI-GREAT GROUP HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Nevada	46-2218131
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

621 South Virgil Avenue, #470, Los Angeles, California	90005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (213)-219-7746

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2020, the issuer had 100,000,000 shares of its common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY BALANCE SHEETS (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$28,270	$7,229
Inventory	10,000	-
Total current assets	38,270	7,229

NON-CURRENT ASSETS:
Right of use asset – operating lease – related party	105,764	-
TOTAL ASSETS	$144,034	$7,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable – related party	33,000	-
Notes payable – related party	15,000	5,000
Loan payable - related party	2,465	2,465
Accrued royalty- related party	15,909	-
Accrued interest	338	-
Operating lease obligation, current portion – related party	28,772	-
Total current liabilities	95,484	7,465

NON-CURRENT LIABILITIES:
Operating lease obligation – related party	76,993	-
TOTAL LIABILITIES	172,477	-

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	100,000	100,000
Additional paid in capital	619,566	619,566
Accumulated deficit	(748,009)	(719,802)
Total stockholders’ deficit	(28,443)	(236)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$144,034	$7,229

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Sales – related party	$37,847	$-	$63,637	$-
Cost of sales - royalty- related party	9,462	-	15,909	-
Cost of goods sales	560	-	10,000	-
Gross margin	$27,825	$-	$37,728	$-

Operating expenses:
Professional fees	$5,284	$-	$23,784	$7,167
Rent expense	-	-	30,000	-
General and administrative expenses	9,667	-	11,813	12,059
Total operating expense	14,951	-	65,597	19,226

Income (loss) from operations	12,874	-	(27,867)	(19,226)

Other income (expense):
Interest income	-	408	-	860
Interest expense	(187)	-	(338)	-
Total other income (expense)	(187)	408	(338)	860

Net income (loss)	$12,687	$408	$(28,207)	$(18,366)
Net income (loss) per common share – basic and diluted	$0.00	$0.00	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2020 (Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2018	30,000,000	$30,000	$671,866	$(702,766)	$(900)

Common stock issued to related party	70,000,000	70,000	-	-	70,000

Net loss	-	-	-	(18,774)	(18,774)

Balance March 31, 2019 Restated	100,000,000	100,000	671,866	(721,540)	50,326

Net loss	-	-	-	408	408

Balance – June 30, 2019	100,000,000	$100,000	$671,866	$(721,132)	$50,734

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)

Net loss	-	-	-	(40,894)	(40,894)

Balance – March 31, 2020 Restated	100,000,000	100,000	619,566	(760,696)	(41,130)

Net loss	-	-	-	12,687	12,687

Balance – June 30, 2020	100,000,000	$100,000	$619,566	$(748,009)	$(28,443)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(28,207)	$(18,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	47,675	-
Changes in assets and liabilities:
Inventory	(10,000)	-
Accounts payable – related party	33,000	-
Accrued interest receivable	-	(860)
Accrued interest	338	-
Accrued royalty	15,909	-
Operating lease obligation – related party	(47,674)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,041	(19,226)

INVESTING ACTIVITIES:
Notes receivable – related party	-	(53,900)
NET CASH USED IN INVESTING ACTIVITIES	-	(53,900)

FINANCING ACTIVITIES:
Proceeds from common stock – related party	-	70,000
Proceeds from related party notes payable	10,000	3,126
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	73,126

NET INCREASE IN CASH	21,041	-

CASH – BEGINNING OF PERIOD	7,229	-
CASH – END OF PERIOD	$28,270	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash investing and financing activities:
Notes receivable – related party	$-	$(53,900)
Common stock – related party	$-	$70,000
Right of use asset – operating lease	$(128,992)	$-

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Presentation and Organization

Hi-Great Group Holding Company (the “Company”) is a development stage enterprise that was originally incorporated, on September 30, 2010, under the laws of the State of Nevada.

On March 8, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Hi-Great Group Holding Company, proper notice having been given to the officers and directors of Hi-Great Group Holding Company. There was no opposition.

On March 15, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as President, Secretary, Treasurer and Director.

On October 11, 2019, Custodian Ventures entered into a stock purchase agreement whereby they transferred 70,000,000 shares of common stock to Esther Yang in exchange for $225,000 in cash. As a result of the sale, there was a change of control of the Company. There is no family relationship or other relationship between the Seller and the Purchaser.

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter.

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area of Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Esther Yang. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year.

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However, this could impact our efforts to enter into a business combination as other businesses have had to adjust, reduce or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2020.

Revenue Recognition

The Company records revenue in accordance with FASB Accounting Standards Codification (“ASC”) as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue. The Company is involved in Agritourism and sells herbal supplements. The Company sells herbal supplements it buys directly from SellaCare, Inc. and sells those supplements using the SellaCare brand. SellaCare, Inc is a company that is controlled by the Company’s majority shareholder.

Cost of Goods Sold

Cost of sales includes all direct expenses incurred to produce the revenue for the period. This includes, but is not limited to, product cost and shipping. Cost of goods sold are recorded in the same period as the resulting revenue. The company pays a sales based royalty payment of 25% of gross revenue to SellaCare, Inc., its related party. This royalty expense is included in cost of goods sold.

Leases

The Company adopted the new lease accounting standard, "Accounting Standards Codification Topic 842 Leases (ASC 842)" using the modified retrospective basis for all agreements existing as of January 1, 2019 as described further below under Accounting Standards Adopted.

The Company recognizes a right-of-use asset and lease liability for all financing and operating leases with terms greater than twelve months. The lease liability is measured based on the present value of the lease payments not yet paid. The right-of-use asset is measured based on the initial measurement of the lease liability adjusted for any direct costs incurred upon commencement of the lease. The right-of-use assets are amortized on a straight-line basis over the lease term, and are tested for impairment in a manner consistent with the other long-lived assets held by the Company.

Adoption of Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 27, 2019, the company obtained a loan in the amount of $5,000 from Jung Ho Yang. The note bears an interest rate of 5% and matures on November 30, 2020. During the six months ended June 30, 2020, the Company recorded $127 in accrued interest. As of June 30, 2020, a total of $5,000 of this note remains outstanding.

On January 28, 2020, the company obtained a loan in the amount of $10,000 from Sellacare America, Inc. The note bears an interest rate of 5% and matures on November 30, 2020. During the six months ended June 30, 2020, the Company recorded $211 in accrued interest. As of June 30, 2020, a total of $10,000 of this note remains outstanding.

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of June 30, 2020 $6,448 of royalty expense has been accrued.

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area in Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025 and accrues interest based on an incremental interest rate of 5.25%. The company has made no lease payments during the six-month period ended June 30, 2020.

As of June 30, 2020, a total of $0 in loan payable to Custodian Ventures, LLC, while a total of $400 in loan payable to Esther Yang remains and $2,065 to another related party remains outstanding as well.

NOTE 5 – OPERATING LEASE

On February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The ASU introduces a new leasing model for both lessees and lessors. Topic 842 provides guidance in how to identify whether a lease arrangement exists. Management has evaluated its leasing arrangement and has classified it as operating lease.

Operating Lease Obligations

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area Pearblossom, County of Los Angeles, State of California.in agreement with Sella Property, LLC. Sella Property, LLC is a company controlled by the majority shareholder of the Company. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025 and accrues interest based on an incremental borrowing interest rate of 5.25%. At June 30, 2020, the weighted average remaining lease term is 4.7 years.

Asset	Balance Sheet Classification	June 30, 2020
Operating lease asset	Right of use asset	$105,764
Total lease asset		$105,764

Liability
Operating lease liability – current portion	Current operating lease liability	$28,772
Operating lease liability – noncurrent portion	Long-term operating lease liability	76,993
Total lease liability		$105,765

Lease obligations at June 30, 2020 consisted of the following:

For the year ended December 31:
2021	$30,000
2022	30,000
2023	30,000
2024	30,000
Total payments	$120,000
Amount representing interest	$(14,235)
Lease obligation, net	$105,765
Less current portion	(28,772)
Lease obligation – long term	$76,993

The lease expense for the six months ended June 30, 2020 was $30,000 which consisted of amortization expense of $23,228 and interest expense of $6,772.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1, above.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

●	our future strategic plans;

●	our future operating results;

●	our business prospects;3

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy;

●	our possibility of not successfully raising future financings; and

●	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Executive Overview

Hi-Great Group Holding Company (the “Company”) is a development stage enterprise that was originally incorporated, on September 31, 2010, under the laws of the State of Nevada.

On March 8, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Hi-Great Group Holding Company, proper notice having been given to the officers and directors of Hi-Great Group Holding Company. There was no opposition.

On March 15, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

On March 20, 2019, the Company issued 70,000,000 shares of common stock to Custodian Ventures, LLC (controlled by David Lazar) at par for shares valued at $70,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $16,100, and the promissory note issued to the Company in the amount $53,900.

On October 14, 2019, as a result of a private transactions, 70,000,000 shares of common stock (the “Shares”) of Hi-Great Group Holding Co. (the “Company”), were transferred from Custodian Ventures LLC to Esther Yang (the “Purchaser”). As a result, the Purchaser became a 70% holder of the voting rights of the issued and outstanding share capital of the Company, on a fully-diluted basis, and became the controlling shareholder.

On October 14, 2019, and effective October 15, 2019, the existing director and officer resigned. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Ho Soon Yang consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

Ho Soon Yang was appointed as a Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company.

On February 25, 2020 the Board of Directors via Written Consent Approved the Addition of Alex Jun Ho Yang to the Board of Directors on the same day, and effective immediately, the following Officers were appointed, Alex Jun Ho Yang. Chief Executive Officer, Ho Soon Yang, Chief Financial Officer and Esther Yang as Secretary to the Company. Previously, Ho Soon Yang was the acting President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company and the sole Director of the Company.

On April 16, 2020 Esther Yang through a Share Purchase Agreement sold 65,001,000 of the 70,000,000 shares she had purchased from Custodian Ventures, LLC in the Company to Jun Ho Yang and Ho Soon Yan. On April 22, 2020 she resigned as Corporate Secretary and Director of the Company.

On April 24, 2020. Madeline Choi was appointed as Secretary to the Company by the Current Board of Directors.

On April 29, 2020, Madeline Choi was transferred 1,000,000 shares from Alex Jun Ho Yang as compensation for serving as Secretary.

Our Company plans to grow organically through internet sales of its current worldwide exclusive license agreement with SellaCare, Inc. in the areas of Longevity Health Supplements and plans to integrate new product lines containing CBD Oils for additional health benefits and also expand into the lucrative cosmetic sector as an overall sustainable revenue platform as they become a major supplier in each of the three industry sectors.

For more information please visit our website at www.HIGRgroup.com and www.HIGreat.com.

Our Business Objectives

Our principal business objective is to maximize shareholders returns through a combination of (1) dividends to our shareholders, (2) sustainable long-term growth in cash flows from distribution of the products described herein, (3) potential long-term appreciation in the value of our properties from capital gains upon future sales, (4) other sustainable agricultural business opportunity which the Board of Directors determines to be beneficial to Company, or (5) distribution of plant-based finished consumer product and integrate the use of specialty herbs into its worldwide health supplement business to include expansion into the cosmetics sector using multiple herbal oils and compounds.

Business Overview

Hi- Great Group Holding Company believes Agritourism is a field that is growing in popularity as landowners, and farmers try to meet the social and economic demands of urban residents that are demanding growing space for private organic gardens they can use to grow and harvest food for their families. They are also looking for a resort experience to take the family in a safe and healthy environment with affordable weekend getaways close to where they live.

Agritourism operations exist throughout the United States and the world. And can be referred to as “agritourism” is often used interchangeably with “agri-tourism,” “agrotourism,” “farm tourism,” “agricultural tourism,” or “agritainment. The company will provide a weekend gardening resort destination for all types of guests wanting to lease and own a weekend farming getaway close to the urban Los Angeles and surrounding communities. By combining agriculture and the weekend family farm offers HI Great Group Holding Company a profitable and predictable revenue stream to enhance its current Organic Supplements Business. In addition, the ability to single source organic herbs and materials for our proprietary future product lines will save on the cost of new proprietary blends.

The Concept of Family Weekend Farm is growing internationally as consumers want to escape the urban work environments and have a weekend getaway to farm and is also as a family weekend retreat close to key entertainment venues. The Company’s current location is close to Los Angeles and within a one-hour drive to key California Ski Resorts in the winter and a large Lake Resort venue in the spring and summer. The company plans to partner with companies offering entertainment and family day trips to the local destination resorts.

The Company will build out its weekend Farming Resort with space for 3,000 individual gardens hosting a portable cabin of the new members choice and selected and customized during the Individual Club Membership Process and Initiation. Each New Member will have one to four build out cottage options depending on size and floor plans to be placed on their individual gardening parcel. The cottages will be built with reclaimed materials and use reusable shipping containers as part of the portable cottage build out packages. HIGR cottages will use solar panels when available to reduce members carbon footprint as an option for each member. HIGR will also look entertain the cost of providing the solar panels in exchange for the solar energy generated by each member. The company looks to partner with leading solar producers in California and take advantage of all tax credits currently available for Solar Energy and Organic Farming. The Final Phase will be to create a franchise model for approved Farmland Owners across the Nation and World to buy into a turnkey operation for their privately owned farmland that is currently unused as the global demand for Clean Organic Weekend Farms is now changing with our new socially responsible culture and the public is demanding these types of weekend farms.

Results of Operation for the Three Months Ended June 30, 2020 and 2019

Sales and Cost of Sales

The Company is a development stage company purposed to organically grow through internet sales of its current worldwide exclusive license agreement with SellaCare, Inc. in the areas of Longevity Health Supplements and plans to integrate new product lines containing CBD Oils for additional health benefits and also expand into the lucrative cosmetic sector as an overall sustainable revenue platform as they become a major supplier in each of the three industry sectors.

For the three months ended June 30, 2020 we had $37,847 of sales compared to $0 for the three months ended June 30, 2019. Our cost of sales for the three months ended June 30, 2020 was $10,022 compared to $0 for the three months ended June 30, 2019. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended June 30, 2020 we incurred $5,284 of professional fee expense compared to $0 for the three months ended June 30, 2019. The increase of professional fees in the current period is attributed to an increase of audit and accounting expense.

General and administrative

For the three months ended June 30, 2020 we incurred $9,667 of general and administrative expense (“G&A”) compared to $0 for the three months ended June 30, 2019. The increase in the current year is attributed to an increase of expensed now that we are operating. Our largest G&A expense was $8,780 for transfer agent fees.

Other income (expense)

For the three months ended June 30, 2020, we had interest expense of $187, from newly issued debt, compared to interest income of $408 for the three months ended June 30, 2019.

Net loss

For the three months ended June 30, 2020, the Company had net income of $12,687 as compared to $408 in the prior period.

Results of Operation for the Six Months Ended June 30, 2020 and 2019

Sales and Cost of Sales

The Company is a development stage company purposed to organically grow through internet sales of its current worldwide exclusive license agreement with SellaCare, Inc. in the areas of Longevity Health Supplements and plans to integrate new product lines containing CBD Oils for additional health benefits and also expand into the lucrative cosmetic sector as an overall sustainable revenue platform as they become a major supplier in each of the three industry sectors.

For the six months ended June 30, 2020 we had $63,637 of sales compared to $0 for the six months ended June 30, 2019. Our cost of sales for the six months ended June 30, 2020 was $25,909 compared to $0 for the six months ended June 30, 2019. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the six months ended June 30, 2020 we incurred $23,784 of professional fee expense compared to $7,167 for the six months ended June 30, 2019. The increase of professional fees in the current period is attributed to an increase of audit and accounting expense.

Rent expense

For the six months ended June 30, 2020 we incurred $30,000 of rent expense compared to $0 for the six months ended June 30, 2019. We signed a lease agreement with Sella Property, LLC on March 16, 2020. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year.

General and administrative

For the six months ended June 30, 2020 we incurred $11,813 of general and administrative expense (“G&A”) compared to $12,059 for the six months ended June 30, 2019. The increase in the current year is attributed to an increase of expenses now that we are operating. Our largest G&A expense was $9,225 for transfer agent fees.

Other income (expense)

For the six months ended June 30, 2020, we had interest expense of $338, from newly issued debt, compared to interest income of $860 for the six months ended June 30, 2019.

Net loss

For the six months ended June 30, 2020, the Company had a net loss of $28,207 as compared to $18,366 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $748,009 had a net loss of $28,207 for the six months ended June 30, 2020.

We had no cash used or provided by financing activities for the six months ended June 30, 2020, compared to using $53,900 for a note receivable in the prior period.

We received $10,000 from financing activities for the six months ended June 30, 2020, compared to $73,126 for the six months ended June 30, 2019.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2020.

The following aspects of the Company were noted as potential material weaknesses:

●	lack of an audit committee

●	lack of segregation of duties

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item; however, due to the current circumstance we have chosen to include the following risk factor.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company has not experienced a material impact.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: September 11, 2020	By:	/s/ Jun Ho Yang
Name:
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: September 11, 2020	By:	/s/ Ho Soon Yang
Name:
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)