Form 10-Q
period 2020-09-30
Hi-Great Group Holding Co
filed 2020-11-12
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2020, the issuer had 100,000,000 shares of its common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

 i

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
 BALANCE SHEETS
 (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$46,921	$7,229
Inventory	900	-
Total current assets	47,821	7,229

NON-CURRENT ASSETS:
Right of use asset – operating lease – related party	105,765	-
TOTAL ASSETS	$153,586	$7,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$750	$-
Accounts payable – related party	25,000	-
Notes payable – related party	15,000	5,000
Loan payable - related party	2,465	2,465
Accrued royalty- related party	36,330	-
Accrued interest	527	-
Total current liabilities	80,072	7,465

NON-CURRENT LIABILITIES:
Operating lease obligation – related party	105,765	-
TOTAL LIABILITIES	185,837	7,465

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid in capital	619,566	619,566
Accumulated deficit	(751,817)	(719,802)
Total stockholders’ deficit	(32,251)	(236)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$153,586	$7,229

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
 STATEMENTS OF OPERATIONS
 (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Sales	$82,160	$-	$145,797	$-
Cost of sales - royalty- related party	20,421	-	36,330	-
Cost of goods sales	31,100	-	41,100	-
Gross margin	30,639	-	68,367	-

Operating expenses:
Professional fees	9,800	-	33,584	7,167
Rent expense	-	-	30,000	-
General and administrative expenses	24,458	-	36,271	12,059
Total operating expense	34,258	-	99,855	19,226

Loss from operations	(3,619)	-	(31,488)	(19,226)

Other income (expense):
Interest income	-	-	-	860
Interest expense	(189)	-	(527)	-
Total other income (expense)	(189)	-	(527)	860

Net loss	$(3,808)	$-	$(32,015)	$(18,366)

Net loss per common share – basic and diluted	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2020
(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2018	30,000,000	$30,000	$671,866	$(702,766)	$(900)
Common stock issued to related party	70,000,000	70,000	-	-	70,000
Net loss	-	-	-	(18,774)	(18,774)
Balance March 31, 2019 Restated	100,000,000	100,000	671,866	(721,540)	50,326

Net loss	-	-	-	408	408
Balance – June 30, 2019	100,000,000	100,000	671,866	(721,132)	50,734

Net loss	-	-	-	-	-
Balance – September 30, 2019	100,000,000	$100,000	$671,866	$(721,132)	$50,734

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net loss	-	-	-	(40,894)	(40,894)
Balance – March 31, 2020 Restated	100,000,000	100,000	619,566	(760,696)	(41,130)

Net loss	-	-	-	12,687	12,687
Balance – June 30, 2020	100,000,000	100,000	619,566	(748,009)	(28,443)

Net loss	-	-	-	(3,808)	(3,808)
Balance – September 30, 2020	100,000,000	$100,000	$619,566	$(751,817)	$(32,251)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(32,015)	$(18,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	47,674	-
Changes in assets and liabilities:
Inventory	(900)	-
Accounts payable	750	-
Accounts payable – related party	25,000	-
Accrued interest receivable	-	(860)
Accrued interest	527	-
Accrued royalty	36,330	-
Operating lease obligation – related party	(47,674)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	29,692	(19,226)

INVESTING ACTIVITIES:
Notes receivable – related party	-	(53,900)
NET CASH USED IN INVESTING ACTIVITIES	-	(53,900)

FINANCING ACTIVITIES:
Proceeds from common stock – related party	-	70,000
Proceeds from related party notes payable	10,000	3,126
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	73,126

NET INCREASE IN CASH	39,692	-
CASH – BEGINNING OF PERIOD	7,229	-
CASH – END OF PERIOD	$46,921	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash investing and financing activities:
Notes receivable – related party	$-	$(53,900)
Common stock – related party	$-	$70,000
Right of use asset – operating lease	$(128,992)	$-

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2020.

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

Leases

The Company adopted the new lease accounting standard, “Accounting Standards Codification Topic 842 Leases (ASC 842)” using the modified retrospective basis for all agreements existing as of January 1, 2019 as described further below under Accounting Standards Adopted.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 27, 2019, the company obtained a loan in the amount of $5,000 from Jung Ho Yang. The note bears an interest rate of 5% and matures on November 30, 2020. As of September 30, 2020, there is $190 of interest accrued on this note.

On January 28, 2020, the company obtained a loan in the amount of $10,000 from Sellacare America, Inc. The note bears an interest rate of 5% and matures on November 30, 2020 As of September 30, 2020, there is $337 of interest accrued on this note.

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of September 30, 2020, $36,330 of licensing expense has been accrued.

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area in Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025 and accrues interest based on an incremental interest rate of 5.25%. The company has made no lease payments during the nine-month period ended September 30, 2020. As of September 30, 2020, $173,566 in lease payments remain.

As of September 30, 2020, there is a $400 in loan payable to Esther Yang and $2,065 due to another related party.

NOTE 5 – LEASE OBLIGATION

On February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The ASU introduces a new leasing model for both lessees and lessors. Topic 842 provides guidance in how to identify whether a lease arrangement exists. Management has evaluated its leasing arrangement and has classified it as operating lease.

Operating Lease Obligations

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area Pearblossom, County of Los Angeles, State of California.in agreement with Sella Property, LLC. Sella Property, LLC is a company controlled by the majority shareholder of the Company. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025 and accrues interest based on an incremental borrowing interest rate of 5.25%. At September 30, 2020, the weighted average remaining lease term is 4.45 years.

Asset	Balance Sheet Classification	September 30, 2020
Operating lease asset	Right of use asset	$105,764
Total lease asset		$105,764

Liability
Operating lease liability – current portion	Current operating lease liability	$28,772
Operating lease liability – noncurrent portion	Long-term operating lease liability	76,993
Total lease liability		$105,765

Lease obligations at September 30, 2020 consisted of the following:

For the year ended December 31:
2021	$30,000
2022	30,000
2023	30,000
2024	30,000
Total payments	$120,000
Amount representing interest	$(14,235)
Lease obligation, net	$105,765
Less current portion	(28,772)
Lease obligation – long term	$76,993

The lease expense for the nine months ended September 30, 2020 was $30,000 which consisted of amortization expense of $23,228 and interest expense of $6,772.

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

●	our future strategic plans;

●	our future operating results;

●	our business prospects;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy;

●	our possibility of not successfully raising future financings; and

●	the adequacy of our cash resources and working capital.

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

On April 24, 2020, Madeline Choi was appointed as Secretary to the Company by the Current Board of Directors.

On April 29, 2020, Madeline Choi was transferred 1,000,000 shares from Alex Jun Ho Yang as compensation for serving as Secretary.

On September 22, 2020 Madeline Choi resigned as Secretary of the Company and Ho Soon Yang resumed the role of Secretary.

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

Results of Operation for the Three Months Ended September 30, 2020 and 2019

Sales and Cost of Sales

For the three months ended September 30, 2020 we had $82,160 of sales compared to $0 for the three months ended September 30, 2019. Our cost of sales for the three months ended September 30, 2020 was $51,521 compared to $0 for the three months ended September 30, 2019. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended September 30, 2020 we incurred $9,800 of professional fee expense compared to $0 for the three months ended September 30, 2019. The increase of professional fees in the current period is attributed to an increase of legal and audit expense.

General and administrative

For the three months ended September 30, 2020 we incurred $24,458 of general and administrative expense (“G&A”) compared to $0 for the three months ended September 30, 2019. The increase in the current year is attributed to an increase of expenses now that we are operating.

Other income (expense)

For the three months ended September 30, 2020, we had interest expense of $189, from newly issued debt, compared to $0 for the three months ended September 30, 2019.

Net loss

For the three months ended September 30, 2020, the Company had a net loss of $3,808 as compared to $0 in the prior period.

Results of Operation for the Nine Months Ended September 30, 2020 and 2019

Sales and Cost of Sales

For the nine months ended September 30, 2020 we had $145,797 of sales compared to $0 for the nine months ended September 30, 2019. Our cost of sales for the nine months ended September 30, 2020 was $74,430 compared to $0 for the nine months ended September 30, 2019. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the nine months ended September 30, 2020 we incurred $33,584 of professional fee expense compared to $7,167 for the nine months ended September 30, 2019. The increase of professional fees in the current period is attributed to an increase of audit, legal and accounting expense.

Rent expense

For the nine months ended September 30, 2020 we incurred $30,000 of rent expense compared to $0 for the nine months ended September 30, 2019. We signed a lease agreement with Sella Property, LLC on March 16, 2020. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year.

General and administrative

For the nine months ended September 30, 2020 we incurred $36,271 of G&A expense compared to $12,059 for the nine months ended September 30, 2019. The increase in the current year is attributed to an increase of expenses now that we are operating.

Other income (expense)

For the nine months ended September 30, 2020, we had interest expense of $527, from newly issued debt, compared to interest income of $860 for the nine months ended September 30, 2019.

Net loss

For the nine months ended September 30, 2020, the Company had a net loss of $32,015 as compared to $18,366 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $751,817 and had a net loss of $32,015 for the nine months ended September 30, 2020.

We had no cash used or provided by investing activities for the nine months ended September 30, 2020, compared to using $53,900 for a note receivable in the prior period.

We received $10,000 from financing activities for the nine months ended September 30, 2020, compared to $73,126 for the nine months ended September 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2020.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: November 12, 2020	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)