Form 10-Q/A
period 2020-09-30
Hi-Great Group Holding Co
filed 2020-12-17
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 15, 2020, the issuer had 100,000,000 shares of its common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Explanatory paragraph:

This form 10-Q/A for the quarter ended September 30, 2020, is being filed as reviewed. Our previously filed form 10-Q for the quarter ended September 30, 2020 was not reviewed by our Independent Auditor as required.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: December 17, 2020	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: December 17, 2020	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)