Form 10-Q/A
period 2020-03-31
Hi-Great Group Holding Co
filed 2021-08-24
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2020, the issuer had 100,000,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q/A for the quarter ended March  30, 2020, is being filed as reviewed by our Independent Auditor as required.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS	(Restated)
Current assets:
Cash	$20,374	$7,229
Inventory	560	-
Deferred cost of goods sold	2,800	-
Total current assets	23,734	7,229

Non-current assets:
Right of use asset – operating lease – related party	105,764	-
Total assets	$129,498	$7,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable – related party	$38,000	$-
Notes payable – related party	15,000	5,000
Loan payable - related party	2,465	2,465
Deferred revenue	7,040	-
Accrued royalty	4,688	-
Accrued interest	151	-
Total current liabilities	67,344	7,465

Non-current liabilities:
Operating lease obligation – related party	105,764	-
Total liabilities	173,108	7,465

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	100,000	100,000
Additional paid in capital	619,566	619,566
Accumulated deficit	(763,176)	(719,802)
Total stockholders’ deficit	(43,610)	(236)

Total liabilities and stockholders’ deficit	$129,498	$7,229

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2020	2019
	(Restated)	(Restated)
Sales	$18,750	$-
Cost of sales-royalty	4,688	-
Cost of goods sold	6,640	-
Gross profit	7,422	-

Operating expenses:
Professional fees	18,500	7,167
Rent expense	30,000	-
General and administrative expenses	2,145	12,059
Total operating expense	50,645	19,226

Loss from operations	(43,223)	(19,226)

Other income (expense):
Interest income	-	452
Interest expense	(151)	-
Total other income (expense)	(151)	452

Net loss	$(43,374)	$(18,774)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2020
(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2018	30,000,000	$30,000	$671,866	$(702,766)	$(900)
Common stock issued to related party	70,000,000	70,000	-	-	70,000
Net loss				(18,774)	(18,774)
Balance – March 31, 2019 (Restated)	100,000,000	$100,000	$671,866	$(721,540)	$50,326

Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net loss (Restated)	-	-	-	(43,374)	(43,374)
Balance – March 31, 2020 (Restated)	100,000,000	$100,000	$619,566	$(763,176)	$(43,610)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2020	2019
	(Restated)
Cash Flows from Operating Activities: Net loss	$(43,374)	$(18,774)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	23,228	-
Changes in operating assets and liabilities:
Inventory	(560)	-
Deferred cost of goods sold	(2,800)	-
Accounts payable – related party	38,000	-
Accrued royalty	4,688	-
Accrued interest	151	(452)
Deferred revenue	7,040	-
Operating lease obligation – related party	105,764	-
Net cash provided by (used in) operating activities	132,137	(19,226)

Cash Flows from Investing Activities:
Notes receivable – related party	-	(53,900)
Right of use asset – related party	(128,992)	-
Net cash provided by investing activities	(128,992)	(53,900)

Cash Flows from Financing Activities:
Proceeds from common stock – related party	-	70,000
Proceeds from notes payable	10,000	3,126
Net cash provided by financing activities	10,000	73,126

Effect of exchange rate changes	-	-

Net change in cash	13,145	-

Cash at beginning of period	7,229	-
Cash at end of period	$20,374	$-

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	-	(53,900)
Common stock-related party	-	70,000
Right of use asset – operating lease	$(128,992)	-

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Presentation and Organization

Hi-Great Group Holding Company (the “Company”) is a development stage enterprise that was originally incorporated, on September 30, 2010, under the laws of the State of Nevada.

On March 08, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Hi-Great Group Holding Company, proper notice having been given to the officers and directors of Hi-Great Group Holding Company. There was no opposition.

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

On March 19, 2020, The Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or One Thousand dollars, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter.

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

The accompanying unaudited financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The results for the three months ended March 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020 and for the related periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2019 and 2018, and expenses for the years ended December 31, 2019 and 2018, and cumulative from inception. Actual results could differ from those estimates made by management.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Adoption of Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Deferred Revenue

The underlying principle of ASC 606 is to recognize revenue when a customer obtains control of the promised products at an amount that reflects the consideration that is expected to be received in exchange for those products. The company has 30 days refund policy for unopened items. Deferred revenue is recorded when payments are received. Deferred revenue of $7,040 has been in current liabilities as of March 31,2020.

Deferred Cost of Goods Sold

The company defers recognition of the cost of goods sold in order to recognize it at the same time as related revenue is recognized under the matching principle. Deferred cost of goods sold of $2,800 has been in current assets as of March 31, 2020.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2020 and March 31, 2019.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 20, 2019, the Company obtained a promissory note in amount of $53,900 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and matures in 180 days following written demand by the holder. As of December 31, 2019, promissory note had a total balance of $56,809, which consisted of the principal in the amount of $53,900 and interest receivable of $2,909 was due to the Company.

On March 20, 2019, the Company issued 70,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $70,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $16,100, and the promissory note issued to the Company in the amount $53,900.

On October 11, 2019, Custodian Ventures entered into a stock purchase agreement whereby they transferred 70,000,000 shares of common stock to Esther Yang in exchange for $225,000 in cash. As a result of the sale, there was a change of control of the Company. There is no family relationship or other relationship between the Seller and the Purchaser.

On October 14, 2019, In consideration for services rendered to the company, the Company cancelled and returned the promissory note dated March 20, 2019 in the face amount of $53,900 to Custodian Ventures LLC and also cancelled the interest due on the note of $2,909. In addition, on that same day, Custodian Ventures forgave repayment of the total amount outstanding of $4,509.

On December 27, 2019, the company obtained a loan in the amount of $5,000 from Jung Ho Yang. The note bears an interest rate of 5% and matures on November 30, 2020. During the three months ended the Company recorded $65 in accrued interest. As of March 31, 2020, a total of $5,000 of this note remained outstanding.

On January 28, 2020, the company obtained a loan in the amount of $10,000 from Sellacare America, Inc. The note bears an interest rate of 5% and matures on November 30, 2020. During the three months ended the Company recorded $86 in accrued interest. As of March 31, 2020, a total of $10,000 of this note remained outstanding.

On March 19, 2020, The Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or One Thousand dollars, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of March 31, 2020, $4,688 of royalty expense has been accrued.

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area Pearblossom, County of Los Angeles, State of California.in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025 and accrues interest based on an incremental interest rate of 5.25%. The company has made no lease payments during the three months period ended March 31, 2020. As of March 31, 2020, $105,764 in lease payments remain.

As of March 31, 2020, a total of $0 in loan payable to Custodian Ventures, LLC, while a total of $400 in loan payable to Esther Yang remains and $2,065 to another related party remains outstanding as well.

NOTE 5 – LEASE OBLIGATION

On February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The ASU introduces a new leasing model for both lessees and lessors. Topic 842 provides guidance in how to identify whether a lease arrangement exists. Management has evaluated its leasing arrangement and has classified it as operating lease.

Operating Lease Obligations

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area Pearblossom, County of Los Angeles, State of California.in agreement with Sella Property, LLC. Sella Property, LLC is a company controlled by the majority shareholder of the Company. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025 and accrues interest based on an incremental borrowing interest rate of 5.25%. The company has as of March 31, 2020, $105,764 in lease payments remain.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On March 19, 2020, The Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. SellaCare, Inc. is a related party. The licensing agreement calls for the Company to pay 25% of all Gross revenues or One Thousand dollars, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter.

NOTE 7 – RESTATMENT

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through June 22, 2019, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements. Our financial statements for the quarter ended March 31, 2019 and the quarter ended March 31, 2020, as previously filed have been restated.

The previously filed financial statements as of March 31, 2019 and the three months ended March 31, 2019, did not reflect the proper classification of a note receivable to the company, the loan payable related party and operating expense activity during the three months.

The previously filed financial statements as of March 31, 2020 and the three months ended March 31, 2020, did not reflect our subsequent change in the value of our operating lease obligation and right of use asset. The affect of this change resulted in a change to the amortization of the right of use asset as well as the lease expense. This resulted in further changes to accounts payable and net loss. In addition, we did not include an accrual for royalty payments to a related party.

As subsequently restated, the company had misapplied the accounting standard under ASC 606 revenue recognition. Revenue and cost of goods sold were overstated in the previous filed financial statements. Deferred revenue, deferred cost of goods sold, and accrued royalty change as a result of this change. This resulted in further changes to net loss.

The impact of this restatement on the Company’s financial statements for the quarter ended March 31, 2020 and the quarter ended March 31, 2019, are reflected in the tables below:

The following table summarizes changes made to the March 31, 2019 balance sheet.

	March 31, 2019
	As Reported	Adjustment	As Restated
ASSETS
Current Assets:
Cash	$-	$-	$-
Notes receivable – related party	-	54,352	54,352
Total assets	$-	$54,352	$54,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable related party	$900	$3,126	$4,026
Total Liabilities	900	3,126	4,026
Stockholders’ equity:
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	30,000	70,000	100,000
Additional paid in capital	671,866		671,866
Accumulated deficit	(702,766)	(18,774)	(721,540)
Total stockholders’ equity	(900)	51,226	50,326
Total liabilities and stockholders’ equity	$-	$54,352	$54,352

The following table summarizes changes made to the three months ended March 31, 2019 Statements of Operations.

	For the three months ended March 31, 2019
	As Reported	Adjustment	As Restated
	$-	$-	$-
Operating expenses:
Professional fees	-	7,167	7,167
General and administrative expenses	-	12,059	12,059
Total operating expense	-	19,226	19,226
Loss from operations	-	(19,226)	(19,226)
Other income
Interest income	-	452	452
Total other income	-	452	452
Net loss	$-	$(18,774)	$(18,774)
Net loss per common share – basic and diluted	$(0.00)	$-	$(0.00)
Weighted average common shares outstanding – basic and diluted

The following table summarizes changes made to the March 31, 2020 balance sheet.

	March 31, 2020
	As Previously Restated	Adjustment	As Subsequently Restated
ASSETS
Current assets:
Cash	$20,374	$-	$20,374
Inventory	560	-	560
Deferred cost of goods sold	-	2,800	2,800
Total current assets	20,934	2,800	23,734
Non-current assets:
Right of use asset – operating lease – related party	105,764	-	105,764
Total assets	$126,698	$2,800	$129,498
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – related party	$38,000	$-	$38,000
Notes payable – related party	15,000	-	15,000
Loan payable - related party	2,465	-	2,465
Deferred revenue	-	7,040	7,040
Accrued royalty	6,448	(1,760)	4,688
Accrued interest	151	-	151
Total current liabilities	62,064	5,280	67,344
Non-Current liabilities:
Operating lease obligation – related party	105,764	-	105,764
Total liabilities	167,828	5,280	173,108
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	100,000	-	100,000
Additional paid in capital	619,566	-	619,566
Accumulated deficit	(760,696)	(2,480)	(763,176)
Total stockholders’ deficit	(41,130)	(2,480)	(43,610)
Total liabilities and stockholders’ deficit	$126,698	$2,800	$129,498

The following table summarizes changes made to the three months ended March 31, 2020 Statements of Operations.

	For the three months ended March 31, 2020
	As Previously Restated	Adjustment	As Subsequently Restated
Revenue	$25,790	$(7,040)	$18,750
Cost of sales-royalty	6,448	(1,760)	4,688
Cost of goods sold	9,440	(2,800)	6,640
Gross profit	9,902	(2,480)	7,422
Operating expenses:
Professional fees	18,500	-	18,500
Rent expense	30,000	-	30,000
General and administrative expenses	2,145	-	2,145
Total operating expense	50,645	-	50,645
Loss from operations	(40,743)	(2,480)	(43,223)
Other income (expense):
Interest expense	(151)	-	(151)
Total other income (expense)	(151)	-	(151)
Net loss	$(40,894)	$(2,480)	$(43,374)
Net loss per common share – basic and diluted	$(0.00)	$-	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	100,000,000

NOTE 8– COMMON STOCK

On March 20, 2019, the Company issued 70,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $70,000. As of March 31, 2020, a total of 100,000,000 shares of common stock with par value $0.001 remain outstanding.

NOTE 9– SUBSEQUENT EVENTS

On April 29, 2020, the Company issued 1,000,000 shares of common stock to a third party for consulting services valued at $1,000.

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

Business Overview

The Company is a development stage company purposed to organically grow through internet sales of its current worldwide exclusive license agreement with Sella Care, Inc. in the areas of Longevity Health Supplements and plans to integrate new product lines containing CBD Oils for additional health benefits and also expand into the lucrative cosmetic sector as an overall sustainable revenue platform as they become a major supplier in each of the three industry sectors.

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

Results of Operation for the Three Months Ended March 31, 2020 and 2019

Sales and Cost of Sales

For the three months ended March 31, 2020 we had $ 18,750 of sales compared to $0 for the three months ended March 31, 2019. Our cost of sales for the three months ended March 31, 2020 was $11,328 compared to $0 for the three months ended March 31, 2019. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended March 31, 2020 we incurred $18,750 of professional fee expense compared to $7,167 for the three months ended March 31, 2019. The increase of professional fees in the current period is attributed to an increase of legal and audit expense.

Rent expense

For the three months ended March 31, 2020 we incurred $30,000 of rent expense compared to $0 for the three months ended March 31, 2019. We signed a lease agreement with Sella Property, LLC on March 16, 2020. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year.

General and administrative

For the three months ended March 31, 2020 we incurred $2,145 of general and administrative expense (“G&A”) compared to $12,059 for the three months ended March 31, 2019. The increase in the current year is attributed to an increase of expenses now that we are operating.

Net loss

For the three months ended March 31, 2020, the Company had a net loss of $43,374 as compared to $18,774 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $763,176 and had a net loss of $43,374 for the three months ended March 31, 2020.

We had $128,992 provided by investing activities for the three months ended March 31, 2020, compared to using $53,900 for a note receivable in the prior period.

We received $10,000 from financing activities for the three months ended March 31, 2020, compared to $ 73,126 for the three months ended March 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2020.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: August 23, 2021	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)