Form 10-Q/A
period 2020-06-30
Hi-Great Group Holding Co
filed 2021-10-04
CIK 1807616

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

EXPLANATORY NOTE

This form 10-Q/A for the quarter ended June 30, 2020, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
	(Restated)
ASSETS
Current assets:
Cash	$25,250	$7,229
Inventory	10,000	-
Deferred cost of goods sold	2640	-
Total current assets	37,890	7,229

Non-current assets:
Right of use asset – operating lease – related party	105,764	-
Total assets	$143,654	$7,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,000	$-
Notes payable – related party	15,000	5,000
Loan payable – related party	2,465	2,465
Accrued royalty– related party	13,108	-
Deferred revenue	8,185	-
Accrued interest	338	-
Operating lease obligation, current portion – related party	28,772	-
Total current liabilities	100,868	7,465

Non-Current Liabilities:
Operating lease obligation – related party	76,992	-
Total Liabilities	177,860	7,465

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	100,000	100,000
Additional paid in capital	619,566	619,566
Accumulated deficit	(753,772)	(719,802)
Total stockholders’ deficit	(34,206)	(236)

Total liabilities and stockholders’ deficit	$143,654	$7,229

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the three months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Restated)		(Restated)

Sales	$33,682	$-	$52,432	$-
Cost of sales-royalty– related party	8,421	-	13,108	-
Cost of goods sales	720	-	7,360	-
Gross profit	24,541	-	31,964	-

Operating expenses:
Professional fees	5,284	-	23,784	7,167
Rent expense	-	-	30,000	-
General and administrative expenses	9,666	-	11,812	12,059
Total operating expense	14,950	-	65,596	19,226

Loss from operations	9,591	-	(33,632)	(19,226)

Other income (expense):
Interest income	-	408	-	860
Interest expense	(187)	-	(338)	-
Total other (expense) income	(187)	408	(338)	860

Net income (loss)	$9,404	$408	$(33,970)	$(18,366)
Net income (loss) per common share – basic and diluted	$0.00	$0.00	$(0.00)	$(0.00)
Weighted average common shares	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2020

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31,	30,000,000	$30,000	$671,866	$(702,766)	$(900)
Common stock issued to related party	70,000,000	70,000	-	-	70,000
Net loss				(18,774)	(18,774)
Balance – March 31, 2019 (Restated)	100,000,000	$100,000	$671,866	$(721,540)	$50,326
Net loss	-	-	-	408	408
Balance – June 30, 2019	100,000,000	$100,000	$671,866	$(721,132)	$50,734

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31,	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net loss (Restated)				(43,374)	(43,374)
Balance – March 31, 2020	100,000,000	$100,000	$619,566	$(763,176)	$(43,610)
Net loss (Restated)	-	-	-	9,404	9,404
Balance – June 30, 2020	100,000,000	$100,000	$619,566	$(753,772)	$(34,206)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2020	2019
	(Restated)
Cash Flows from operating activities:
Net loss	$(33,970)	$(18,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	47,674	-
Changes in operating assets and liabilities:
Inventory	(10,000)	-
Deferred cost of goods sold	(2,640)	-
Accounts payable	33,000	-
Accrued royalty– related party	13,108	-
Accrued interest	338	(860)
Deferred revenue	8,185	-
Operating lease obligation – related party	(47,674)	-
Net cash provided (used) by operating activities	8,021	(19,226)

Cash Flows from Investing Activities:
Notes receivable – related party	-	(53,900)
Net cash provided by investing activities	-	(53,900)

Cash Flows from Financing Activities:
Proceeds from common stock – related party	-	70,000
Proceeds from notes payable – related party	10,000	3,126
Net cash provided by financing activities	10,000	73,126

Effect of exchange rate changes	-	-

Net change in cash	18,021	-

Cash at beginning of period	7,229	-
Cash at end of period	$25,250	$-

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$(53,900)
Common stock-related party	$-	$70,000
Right of use asset – operating lease	$(128,992)	$-

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

The results for the three months ended June 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2020 and for the related periods presented.

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

Deferred Revenue

The underlying principle of ASC 606 is to recognize revenue when a customer obtains control of the promised products at an amount that reflects the consideration that is expected to be received in exchange for those products. The company has 30 days refund policy for unopened items. Deferred revenue is recorded when payments are received. Deferred revenue of $8,185 has been in current liabilities as of June 30,2020.

Deferred Cost of Goods Sold

The company defers recognition of the cost of goods sold in order to recognize it at the same time as related revenue is recognized under the matching principle. Deferred cost of goods sold of $2,640 has been in current assets as of June 30, 2020.

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

On March 19, 2020, The Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or One Thousand dollars, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of June 30, 2020, $13,108 of royalty expense has been accrued.

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area in Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025 and accrues interest based on an incremental interest rate of 5.25%. The company has made $5,000 lease payments on May 8, 2020 and has a balance of $25,000 due as of June 30, 2020.

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

	Balance Sheet Classification	June 30, 2020
Asset
Operating lease asset	Right of use asset	$105,764
Total lease asset		$105,764

Liability
Operating lease liability – current portion	Current operating lease liability	$28,772
Operating lease liability – noncurrent portion	Long-term operating lease liability	76,993
Total lease liability		$105,765

Lease obligations at June 30, 2020 consisted of the following

For the year ended December 31:
2021	$30,000
2022	30,000
2023	30,000
2024	30,000
Total payments	$120,000
Amount representing interest	$(14,235)
Lease obligation, net	$105,765
Less current portion	(28,772)
Lease obligation – long term	$76,993

The lease expense for the six months ended June 30, 2020 was $30,000 which consisted of amortization expense of $23,228 and interest expense of $6,772.

NOTE 6 – RESTATEMENT

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through July 14, 2020, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements. Our financial statements for the quarter ended June 30, 2020, as previously filed has been restated.

The previously filed financial statements as of June 30, 2020 and the six months ended June 30, 2020, did not reflect our deferred revenue and deferred cost of goods sold. The company had misapplied the accounting standard under ASC 606 revenue recognition, revenue and cost of goods sold were overstated in the previous filed financial statements. No bank reconciliation was made, so refunded check was report as a revenue in the previous income statement. Overstated revenue, deferred cost of goods sold, and accrued royalty change as a result of this change. This resulted in further changes to net loss.

As a result of data compiled after the filing date, we are amending the unaudited financial statements contained in the Original Form 10-Q for the period ended June 30, 2020 as follows:

The following table summarizes changes made to the June 30, 2020 balance sheet.

	June 30, 2020
	As Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash	$28,270	$(3,020)	$25,250
Inventory	10,000	-	10,000
Deferred cost of goods sold	-	2,640	2,640
Total current assets	38,270	(380)	37,890
Non-current assets:
Right of use asset – operating lease – related party	105,764	-	105,764
Total assets	$144,034	$(380)	$143,654
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	33,000	-	33,000
Notes payable – related party	15,000	-	15,000
Loan payable – related party	2,465	-	2,465
Deferred revenue	-	8,185	8,185
Accrued royalty– related party	15,909	(2,801)	13,108
Accrued interest	338	-	338
Operating lease obligation, current portion – related party	28,772	-	28,772
Total current liabilities	95,484	5,384	100,868
Non-Current Liabilities:
Operating lease obligation – related party	76,992	-	76,992
Total Liabilities	172,476	5,384	177,860
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	100,000	-	100,000
Additional paid in capital	619,566	-	619,566
Accumulated deficit	(748,008)	(5,764)	(753,772)
Total stockholders’ deficit	(28,442)	(5,764)	(34,206)

Total liabilities and stockholders’ deficit	$144,034	$(380)	$143,654

The following table summarizes changes made to the six months ended June 30, 2020 Statements of Operations.

	For the six months ended June 30, 2020
	As Reported	Adjustment	As Restated
Revenue	$63,637	$(11,205)	$52,432
Cost of sales-royalty	15,909	(2,801)	13,108
Cost of goods sales	10,000	(2,640)	7,360
Gross profit	37,728	(5,764)	31,964
Operating expenses:
Professional fees	23,784	-	23,784
Rent expense	30,000	-	30,000
General and administrative expenses	11,813	-	11,812
Total operating expense	65,597	-	65,596
Loss from operations	(27,869)	(5,764)	(33,632)
Other income (expense):
Interest expense	(338)	-	(338)
Total other (expense) income	(338)	-	(338)
Net loss	$(28,207)	$(5,764)	$(33,970)
Net loss per common share – basic and diluted	$(0.00)	$-	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	100,000,000

NOTE 7 – COMMON STOCK

On March 20, 2019, the Company issued 70,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $70,000. As of March 31, 2020, a total of 100,000,000 shares of common stock with par value $0.001 remain outstanding.

NOTE 8 – SUBSEQUENT EVENTS

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

For the three months ended June 30, 2020 we had $33,682 of sales compared to $0 for the three months ended June 30, 2019. Our cost of sales for the three months ended June 30, 2020 was $9,141 compared to $0 for the three months ended June 30, 2019. The Company just recently started to generate revenue in the beginning of 2020.

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

Net Income

For the three months ended June 30, 2020, the Company had net income of $9,404 as compared to $408 in the prior period.

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

For the six months ended June 30, 2020 we had $52,432 of sales compared to $0 for the six months ended June 30, 2019. Our cost of sales for the six months ended June 30, 2020 was $20,468 compared to $0 for the six months ended June 30, 2019. The Company just recently started to generate revenue in the beginning of 2020.

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

General and administrative

For the six months ended June 30, 2020 we incurred $11,812 of general and administrative expense (“G&A”) compared to $12,059 for the six months ended June 30, 2019. The increase in the current year is attributed to an increase of expenses now that we are operating. Our largest G&A expense was $9,225 for transfer agent fees.

Other income (expense)

For the six months ended June 30, 2020, we had interest expense of $338, from newly issued debt, compared to interest income of $860 for the six months ended June 30, 2019.

Net loss

For the six months ended June 30, 2020, the Company had a net loss of $33,970 as compared to $18,366 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $753,772 had a net loss of $33,970 for the six months ended June 30, 2020.

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

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will berealized.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: October 1, 2021	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: October 1, 2021	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)