Form 10-Q/A
period 2020-09-30
Hi-Great Group Holding Co
filed 2021-10-19
CIK 1807616

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

EXPLANATORY NOTE

This form 10-Q/A for the quarter ended September 30, 2020, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	September 30, 2020 Unaudited	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$46,921	$7,229
Inventory	900	-
Deferred cost of good sols	16,380	7,229
Total current assets	64,201	7,229

NON-CURRENT ASSETS:
Right of use asset – operating lease – related party	105,764	-
TOTAL ASSETS	$169,965	$7,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$750	$-
Accounts payable – related party	25,000	-
Notes payable – related party	15,000	5,000
Loan payable - related party	2,465	2,465
Deferred Revenue	47,273	-
Accrued royalty- related party	24,631	-
Accrued interest	527	-
Total current liabilities	115,646	7,465

NON-CURRENT LIABILITIES:
Operating lease obligation – related party	105,764	-
TOTAL LIABILITIES	221,410	-

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid in capital	619,566	619,566
Accumulated deficit	(771,011)	(719,802)
Total stockholders’ deficit	(51,445)	(236)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$169,965	$7,229

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Sales	$46,092	$-	$98,524	$-
Cost of sales - royalty- related party	11,523	-	24,631	-
Cost of goods sales	17,368	-	24,728	-
Gross margin	17,201	-	49,165	-

Operating expenses:
Professional fees	12,300	-	36.084	7,167
Rent expense	-	-	30,000	-
General and administrative expenses	21,952	-	33,763	12,059
Total operating expense	34,252	-	99,847	19,226

Loss from operations	(17,051)	-	(50,682)	(19,226)

Other income (expense):
Interest income	-	-	-	860
Interest expense	(189)	-	(527)	-
Total other income (expense)	(189)	-	(527)	860

Net loss	$(17,240)	$-	$(51,209)	$(18,366)
Net loss per common share – basic and diluted	$(0.00)	$-	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2020

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2018	30,000,000	$30,000	$671,866	$(702,766)	$(900)
Common stock issued to related party	70,000,000	70,000	-	-	70,000
Net loss	-	-	-	(18,774)	(18,774)
Balance March 31, 2019 (Restated)	100,000,000	100,000	671,866	(721,540)	50,326
Net loss	-	-	-	408	408
Balance – June 30, 2019	100,000,000	100,000	671,866	(721,132)	50,734
Net loss	-	-	-	-	-
Balance – September 30, 2019	100,000,000	$100,000	$671,866	$(721,132)	$50,734

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net loss (Restated)	-	-	-	(43,374)	(43,374)
Balance – March 31, 2020	100,000,000	100,000	619,566	(763,176)	(43,610)
Net Income (Restated)	-	-	-	9,404	9,404
Balance – June 30, 2020	100,000,000	100,000	619,566	(753,772)	(34,206)
Net loss (Restated)	-	-	-	(17,239)	(17,239)
Balance – September 30, 2020	100,000,000	$100,000	$619,566	$(771,011)	$(51,445)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(51,209)	$(18,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease		-
Changes in assets and liabilities:
Deferred Cost of Goods Sold	(16,380)
Inventory	(900)	-
Accounts payable	750	-
Accounts payable – related party	25,000	-
Accrued interest receivable	-	(860)
Accrued interest	527	-
Accrued royalty	24,631	-
Deferred Revenue	47,273	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	29,692	(19,226)

INVESTING ACTIVITIES:
Notes receivable – related party	-	(53,900)
Right of Use Asset – Operating Lease	105,764	-
NET CASH USED IN INVESTING ACTIVITIES	105,764	(53,900)

FINANCING ACTIVITIES:
Proceeds from common stock – related party	-	70,000
Proceeds from related party notes payable	10,000	3,126
Operating Lease Obligation	105,764	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	115,764	73,126

NET INCREASE IN CASH	39,692	-

CASH – BEGINNING OF PERIOD	7,229	-
CASH – END OF PERIOD	$46,921	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash investing and financing activities:
Notes receivable – related party	$-	$(53,900)
Common stock – related party	$-	$70,000
Right of use asset – operating lease	$(105,764)	$-

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

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of September 30, 2020, $24,631 of licensing expense has been accrued.

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

NOTE 6 – RESTATEMENT

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through October 14, 2020, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements. Our financial statements for the quarter ended September 30, 2020, as previously filed has been restated.

The previously filed financial statements as of September 30, 2020 and the six months ended September 30, 2020, did not reflect our deferred revenue and deferred cost of goods sold. The company had misapplied the accounting standard under ASC 606 revenue recognition, revenue and cost of goods sold were overstated in the previous filed financial statements. Overstated revenue, deferred cost of goods sold, and accrued royalty change as a result of this change. This resulted in further changes to net loss.

As a result of data compiled after the filing date, we are amending the unaudited financial statements contained in the Original Form 10-Q for the period ended September 30, 2020 as follows:

The following table summarizes changes made to the September 30, 2020 balance sheet.

	September 30, 2020
	As Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash	$46,921	$-	$46,921
Inventory	900	-	900
Deferred cost of goods sold	-	16,380	16,380
Total current assets	47,821	16,380	64,201
Non-current assets:
Right of use asset – operating lease – related party	105,765	(1)	105,764
Total assets	$153,586	$(16,379)	$169,965
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$750	$-	$750
Accounts payable – related party	25,000	-	25,000
Notes payable – related party	15,000	-	15,000
Loan payable – related party	2,465	-	2,465
Deferred revenue	-	47,273	47,273
Accrued royalty– related party	36,330	(11,699)	24,631
Accrued interest	527	-	527
Operating lease obligation, current portion – related party	-	-	-
Total current liabilities	80,072	35,574	115,646
Non-Current Liabilities:
Operating lease obligation – related party	105,765	(1)	105,764
Total Liabilities	185,837	35,573	221,410
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	100,000	-	100,000
Additional paid in capital	619,566	-	619,566
Accumulated deficit	(751,817)	(19,194)	(771,011)
Total stockholders’ deficit	(32,251)	(19,194)	(51,446)

Total liabilities and stockholders’ deficit	$153,586	$16,379	$169,965

The following table summarizes changes made to the nine months ended September 30, 2020 Statements of Operations.

	For the nine months ended September 30, 2020
	As Reported	Adjustment	As Restated
Revenue	$145,797	$(47,273)	$98,524
Cost of sales-royalty	36,330	(11,699)	24,631
Cost of goods sales	41,100	(16,372)	24,728
Gross profit	68,367	(19,202)	49,165
Operating expenses:
Professional fees	33,584	2,500	36,084
Rent expense	30,000	-	30,000
General and administrative expenses	36,271	(2,508)	33,763
Total operating expense	99,855	(8)	99,847
Loss from operations	(31,488)	(19,194)	(50,682)
Other income (expense):
Interest expense	(527)	-	(527)
Total other (expense) income	(527)	-	(527)
Net loss	$(32,015)	$(19,194)	$(51,209)
Net loss per common share – basic and diluted	$(0.00)	$-	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	100,000,000

NOTE 7 – SUBSEQUENT EVENTS

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

Results of Operation for the Three Months Ended September 30, 2020 and 2019

Sales and Cost of Sales

For the three months ended September 30, 2020 we had $46,092 of sales compared to $0 for the three months ended September 30, 2019. Our cost of sales for the three months ended September 30, 2020 was $28,891 compared to $0 for the three months ended September 30, 2019. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended September 30, 2020 we incurred $12,300 of professional fee expense compared to $0 for the three months ended September 30, 2019. The increase of professional fees in the current period is attributed to an increase of legal and audit expense.

General and administrative

For the three months ended September 30, 2020 we incurred $21,952 of general and administrative expense (“G&A”) compared to $0 for the three months ended September 30, 2019. The increase in the current year is attributed to an increase of expenses now that we are operating.

Other income (expense)

For the three months ended September 30, 2020, we had interest expense of $189, from newly issued debt, compared to $0 for the three months ended September 30, 2019.

Net loss

For the three months ended September 30, 2020, the Company had a net loss of $17,240 as compared to $0 in the prior period.

Results of Operation for the Nine Months Ended September 30, 2020 and 2019

Sales and Cost of Sales

For the nine months ended September 30, 2020 we had $98,524 of sales compared to $0 for the nine months ended September 30, 2019. Our cost of sales for the nine months ended September 30, 2020 was $49,359 compared to $0 for the nine months ended September 30, 2019. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the nine months ended September 30, 2020 we incurred $36,084 of professional fee expense compared to $7,167 for the nine months ended September 30, 2019. The increase of professional fees in the current period is attributed to an increase of audit, legal and accounting expense.

Rent expense

For the nine months ended September 30, 2020 we incurred $30,000 of rent expense compared to $0 for the nine months ended September 30, 2019. We signed a lease agreement with Sella Property, LLC on March 16, 2020. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year.

General and administrative

For the nine months ended September 30, 2020 we incurred $33,763 of G&A expense compared to $12,059 for the nine months ended September 30, 2019. The increase in the current year is attributed to an increase of expenses now that we are operating.

Other income (expense)

For the nine months ended September 30, 2020, we had interest expense of $527, from newly issued debt, compared to interest income of $860 for the nine months ended September 30, 2019.

Net loss

For the nine months ended September 30, 2020, the Company had a net loss of $51,209 as compared to $18,366 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $771,011 and had a net loss of $51,209 for the nine months ended September 30, 2020.

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

HI-GREAT GROUP HOLDING COMPANY

Date: October 19, 2021	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: October 19, 2021	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)