Form 10-K
period 2020-12-31
Hi-Great Group Holding Co
filed 2022-02-24
CIK 1807616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-56200

HI-GREAT GROUP HOLDING COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-2218131
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

621 South Virgil Ave, #460

Los Angeles, CA 90005

Phone: (213) – 219-7746

(Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: As of most recently completed second fiscal quarter there is no active market for the registrant’s common stock.

The number of shares outstanding of the issuer’s Common Stock as of February 24, 2022, was 100,000,000.

HI-GREAT GROUP HOLDING COMPANY

i

Part I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless the context indicates otherwise, as used in this Annual Report, the terms “HIGR,” “we,” “us,” “our,” “our company” and “our business” refer, to High-Great Holding Company, including its subsidiaries named herein. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

THE COMPANY

Our Business

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

On October 15, 2019, as a result of a private transactions, 70,000,000 shares of common stock (the “Shares”) of Hi-Great Group Holding Co. (the “Company”), were transferred from Custodian Ventures LLC to Esther Yang (the “Purchaser”). As a result, the Purchaser became a 70% holder of the voting rights of the issued and outstanding share capital of the Company, on a fully-diluted basis, and became the controlling shareholder.

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

On April 24, 2020. Madeline Choi was appointed as Secretary to the Company by the Current Board of Directors. On September 22, 2022, Madeline Choi resigned as Secretary. Ho Soon Yang was appointed as Secretary of the Company by the Board of Directors.

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

Our Website-

www.HIGRgroup.com

www.HIGreat.com

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

The Weekend Garden Resort will build out will be in Three Phases:

Phase One:

●	Resort Headquarters, Central Family Area and Club House.
●	Communal Restrooms, Showers and Washing Stations for Campers and Guests.

●	Special Family Friendly Entertainment Venues
●	Build out of Cabin Models Show Room
●	Foundation Preparation for first 1000 parcels
●	Create build out facility for shipping container storage and model build outs.
●	Website and Marketing
●	Install Internet for HIGR members

Phase Two:

●	Focus on build out of the next 1,000 parcels regarding planning and site preparation
●	Focus on Marketing and Sales effort using free media such as Internet and television human interest stories and travel channels.
●	Build Garden Center for Organic Co- Op, gardening supplies, daily or weekend equipment and cart rentals.
●	Obtain a partnership with local healthy catering company to lease a Portable Container in the Clubhouse area for weekend gardeners to dine out with the family. Outdoor and indoor seating for families

Phase Three:

●	Continue forward with the foundation of the Company’s business plan as a weekend farming destination.
●	Onsite portable cottages for full time employees at a reduced rent
●	Continue selling memberships and maximizing additional revenue streams
●	Start planning and looking for second site in a set criteria location
●	Work to build out and lead the Country in Weekend farming destination travel business by partnering with other like venues across the nation.
●	Build out the Turnkey Weekend Farming Franchise Owner Model with revenue sharing.

Worldwide Demand for Weekend Family Farms

Family Weekend Farming is growing in popularity across the world. Countries such as Germany, the United Kingdom, France, and Russia have established small-scale agricultural production spaces early on, focusing on urban residents’ close proximity to farming and farming villages in urban or rural areas. Based on this, they have systematically developed functions of providing rest areas and children’s education centers as well as mental and physical health. The names of these types of spaces are also called differently depending on the history and culture of each country. England is called ‘Allotmentgarden’ and means ‘a divided garden’. And Germany means ’small garden’ because it is ‘Klingarten’. It originated from the Russian era when Russia granted land in the name of ‘Dacha’, meaning ‘to share’. Japan accepts the concept of Kleingarten in Germany and calls it a “citizen farm.” In addition, Japan clarifies the definition of citizen farm concept through the Citizen Farm Improvement Promotion Act, and actively expands and distributes it to foster national sentiment, maintain health, and preserve farmland. In Korea, there are already “weekend farms” outside the city however, compared with the forms still being done in these foreign countries, it is only a beginning stage. Until now, this type of facilities in foreign countries had been referred to as “national farms,” “weekend farms,” “leisure farms,” and “hobby farms,” but the term “family farms” was deemed to be the most appropriate rather than weekend farms.

Weekend family farms were divided into three types: urban, suburban, and stay-type family farms. Among the three types, urban and suburban types are mainly focused on improving the welfare of urban residents, such as providing rest areas and the venue for children’s spaces, but the focus is on revitalizing rural communities by promoting urban and rural exchanges. In the case of stay-type, there is a limit to being established as a social welfare concept because it is a project designed to attract urban residents to revitalize rural areas.

The Size of the California and United States Weekend Family Farming Market is relatively new in execution and concept. Therefore, HIGR Family Weekend Farm is uniquely positioned to monetize the growth if this sector and become a strong leader in these emerging areas of

Growing Market Sector and the Popularity of Agritourism

Agritourism presents a unique opportunity to combine aspects of the tourism and agriculture industries to provide a number of financial, educational, and social benefits to tourists and small family farmers looking for an organic community to be an ongoing part of. Agritourism allows The Company to generate additional income a relatively new Sector and also enhance its Organic Herbal Supplement Business with direct marketing to consumers. The Company’s Family Weekend Farm with it Members with will also increase local tourism as it is located close to several family centric weekend venues.

Intellectual Property

Company owns the licensing rights to chelated method: world patent (patent number: 5128139) and uses this patent in the manufacturing of proprietary formulations for nutritional supplements.

ITEM 1A, RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s headquarters are located 621 S. Virgil Avenue #470, Los Angeles, CA 90005. Our phone number is (213) 219-7746. Management believes that our current leased property will be sufficient for its current and immediately foreseeable administrative needs.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past five years concerning the Company, our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink Sheets under the symbol “HIGR.”

Holders

As of the date of this report there were approximately 69 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

Stock Authorized

The Company is authorized to issue two classes of stock. The total number of shares of stock which the Company is authorized to issue is One Billion One Hundred Ten Million (1,110,000,000) shares of capital stock, consisting of One Billion One Hundred Million (1,100,000,000) shares of Common Stock, $0.001 par value and Ten Million (10,000,000) shares of preferred stock, $0.001 par value (the “Preferred Stock”).

Dividends

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors.

Options and Warrants

We do not have any outstanding options or warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Transfer Agent

The transfer agent for our Common Stock is Globex Transfer, LLC at 780 Deltona Blvd., Suite 202, Deltona, FL 32725. The transfer agent’s telephone number is (813) 344-4490.

Recent Sales of Unregistered Securities

None

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Plan of Operation

Our principal business objective is to maximize shareholders returns through a combination of (1) distributions to our shareholders, (2) sustainable long-term growth in cash flows from distribution of our products, which we hope to pass on to shareholders in the form of distributions, (3) potential long-term appreciation in the value of our properties from capital gains upon future sale, (4) other sustainable agricultural business opportunity which the Board of Directors determines to be beneficial to Company, or (5) distribution of plant-based finished consumer product and integrate the use of CBD Oils into its worldwide health supplement business to include expansion into the cosmetics sector using multiple strains of CBD oils and compounds.

For the 12 months following the commencement of the offering the Company will focus on two areas of operations. These two core business activities will be the continued the sales of its Nutritional Health Supplements and the build out of the Harvest Island Garden Resort.

The Nutritional Health Supplements will be sold primarily online and the new retail website is currently being redesigned and developed to increase internet traffic and customer retention. For the first 12 months, no additional products will be added to the current supplement line. New branding is in development to update the marketing and online image and presentment in a very competitive nutritional supplement industry. The Company plans to also update the customer experience with online videos with renown experts in the Patent areas of alkalization, amino acids, advanced minerals and the use of whole rice concentrates and how these methods and ingredients may help the user increase overall health and wellness.

Results of Operations for the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

Sales and Cost of Sales

For the year ended December 31, 2020 we had $192,477 of sales compared to $0 for the year ended December 31, 2019. Our cost of sales for the year ended December 31, 2020 was $96,539 compared to $0 for the year ended December 31, 2019. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the year ended December 31, 2020 we incurred $42,584 of professional fee expense compared to $8,550 for the year ended December 31, 2019. The increase of professional fees in the current period is attributed to an increase of audit, legal and accounting expense.

Rent expense

For the year ended December 31, 2020 we incurred $23,750 of rent expense compared to $0 for the year ended December 31, 2019. We signed a lease agreement with Sella Property, LLC on March 16, 2020. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year.

General and administrative

For the year ended December 31, 2020 we incurred $40,872 of G&A expense compared to $12,295 for the year ended December 31, 2019. The increase in the current year is attributed to an increase of expenses now that we are operating.

Other income (expense)

For the year ended December 31, 2020, we had interest expense of $714, from newly issued debt, compared to interest income of $2,909 for the year ended December 31, 2019.

Net loss

For the year ended December 31, 2020, the Company had a net loss of $12,782 as compared to $17,936 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $732,584 and had a net loss of $12,782 for the year ended December 31, 2020.

We received $36,813 from operating activities for the year ended December 31, 2020, compared to using $20,845 for the year ended December 31, 2019.

We had no cash used or provided by investing activities for the years ended December 31, 2020 or 2019.

We received $10,000 from financing activities for the year ended December 31, 2020, compared to $28,074 for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies, Judgments and Estimates

Refer to Note 2 of the Financial Statements for a summary of our critical accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY

M.S. Madhava Rao 316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085 Tel No: 91-8861838006 email : mankalr@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To	The Board of Directors and Shareholders

Hi-Great Group Holding Company

621 Virgil Ave., Ste 470

Los Angeles, CA 90005

Opinion on the financial statements

We audited the accompanying balance sheets of Hi-Great Group Holding Company (“the Company”) as of December 31, 2020 and the related statements of operations, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits. we are required to obtain an understanding of internal control over financial reporting not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $732,584 and had a negative cash flow from operations amounting to $6,812 for the year ended December 31, 2020. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M.S. Madhava Rao 316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085 Tel No: 91-8861838006 email : mankalr@yahoo.com

Critical Audit Matters

Critical audit matters arising from the current period of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit below, providing separate opinions on the critical audit matters or the accounts or disclosures to which they relate.

Related party transactions.

As discussed in Note 4 to the financial statement, the Company has borrowed from related parties an amount $15,000 as of the date of December 31, 2020. The procedure performed to address the matter included: obtaining confirmation from related party.

Company has entered into agreement for Licensing patents & Future products from related party. The Company has leased property from a company controlled by related party.

We have served as the Company’s auditor since 2020.

M. S. Madhava Rao, Chartered Accountant
Bangalore, India
February 21, 2022

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS as at

	December 31, 2020 Audited	December 31, 2019 UnAudited
ASSETS
Current Assets:
Cash	$24,041	$7,229
Inventory	47,760	-
Total current assets	71,801	7,229

Non-Current Assets:
Right of use asset – operating lease – related party	126,250	-
Total Assets	$198,051	$7,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable – related party	22,200	-
Notes payable – related party	15,000	5,000
Loan payable - related party	2,465	2,465
Accrued royalty- related party	44,891	-
Accrued interest	714	-
Operating lease obligation, current portion – related party	28,750	-
State Income Tax Payable	800	-
Total current liabilities	114,820	7,465

Non-Current Liabilities:
Operating lease obligation – related party	96,250	-
Total Liabilities	211,070	-

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid in capital	619,566	619,566
Accumulated deficit	(732,584)	(719,802)
Total stockholders’ deficit	(13,018)	(236)

Total liabilities and stockholders’ deficit	$198,051	$7,229

The accompanying notes are an integral part of these financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For the years ended December 31,
	2020 Audited	2019 Unaudited
Sales	$192,477	$-
Cost of sales - royalty- related party	44,891	-
Cost of goods sales	51,648	-
Gross margin	$95,938	$-

Operating expenses:
Professional fees	$42,584	$8,550
Rent expense	23,750	-
General and administrative expenses	40,872	12,295
Total operating expense	107,206	20,845

Loss from operations	(11,268)	(20,845)

Other income (expense):
Interest income	-	2,909
Interest expense	(714)	-
Provision for Income Tax	(800)	-
Total other (expense) income	(1,514)	2,909

Net loss	$(12,782)	$(17,936)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	84,852,000

The accompanying notes are an integral part of these financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2018	30,000,000	$30,000	$671,866	$(701,866)	$-
Common stock issued to related party	70,000,000	70,000	-	-	70,000
Forgiveness of notes and interest receivable – related party	-	-	(56,809)	-	(56,809)
Forgiveness of loan payable – related party	-	-	4,509	-	4,509
Net loss	-	-	-	(17,936)	(17,936)
Balance – December 31, 2019	100,000,000	100,000	619,566	(719,802)	(236)
Net loss	-	-	-	(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)

The accompanying notes are an integral part of these financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020 Audited		2019 Unaudited
Cash Flows from Operating Activities:
Net loss		$(12,782)	$(17,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Inventory		(47,760)	-
Accounts payable – related party		22,200	-
Accrued interest receivable		-	(2,909)
Accrued interest		714	-
Accrued royalty		44,891	-
Changes in Operating Lease		(1,251)
State Income Tax Payable		800
Net cash provided (used) by operating activities		6,812	(20,845)

Cash Flows from Investing Activities:
Net cash provided (used) by investing activities		-	-

Cash Flows from Financing Activities:
Proceeds from notes payable – related party		10,000	5,000
Proceeds from related party advances		-	23,974
Repayments – related party		-	(900)
Net cash provided by financing activities		10,000	28,074

Net change in cash		16,812	7,229
Cash at beginning of year		7,229	-
Cash at end of year		$24,041	$7,229

Supplemental schedule of cash flow information:
Interest paid		$-	$-
Income taxes		$-	$-

Non-cash investing and financing activities:
Forgiveness of note receivable – related party		$-	$53,900
Forgiveness of debt – related party	$		$4,509
Common stock issued for note payable – related party		$-	$70,000
Right of use asset – operating lease		$126,250	$-

The accompanying notes are an integral part of these financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. There were no cash equivalents for the year ended December 31, 2020 or 2019.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2020.

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

The Company recognizes a right-of-use asset and lease liability for all financing and operating leases with terms greater than twelve months. The lease liability is measured based on the present value of the lease payments not yet paid. The right-of-use asset is measured based on the initial measurement of the lease liability adjusted for any direct costs incurred upon commencement of the lease. The right-of-use assets are amortized on a straight-line basis over the lease term and are tested for impairment in a manner consistent with the other long-lived assets held by the Company.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our financial statements.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable amates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2020 and 2019, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Adoption of Recent Accounting Pronouncements

The Company has implemented all new accounting applicable pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 27, 2019, the company obtained a loan in the amount of $5,000 from Jung Ho Yang. The note bears an interest rate of 5% and matures on November 30, 2020. As of December 31, 2020, there is $253 of interest accrued on this note. This note is in default.

On January 28, 2020, the company obtained a loan in the amount of $10,000 from Sellacare America, Inc. The note bears an interest rate of 5% and matures on November 30, 2020 As of December 31, 2020, there is $463 of interest accrued on this note. This note is in default.

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of December 31, 2020, $44,891 of licensing expense has been accrued.

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area in Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025 and accrues interest based on an incremental interest rate of 5.25%. The company has made lease payment of $25,000 as of December 31, 2020. As of December 31, 2020, $125,000 in lease payments remain.

As of December 31, 2020, there is a $400 in loan payable to Esther Yang and $2,065 due to another related party.

NOTE 5 – PREFERRED STOCK

The Preferred Stock may be issued from time to time in one or more series. The Board is authorized to fix the number of shares of any series of Preferred Stock and to determine the designation of any such series. The Board is also authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock and, within the limits and restrictions stated in any resolution or resolutions of the Board originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of such series than outstanding) the number of shares of any such series subsequent to the issue of shares of that series.

Currently, no preferred shares have been designated.

NOTE 6 – OPERATING LEASE

On February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The ASU introduces a new leasing model for both lessees and lessors. Topic 842 provides guidance in how to identify whether a lease arrangement exists. Management has evaluated its leasing arrangement and has classified it as operating lease.

Operating Lease Obligations

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area Pearblossom, County of Los Angeles, State of California.in agreement with Sella Property, LLC. Sella Property, LLC is a company controlled by the majority shareholder of the Company. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025. At December 31, 2020, the weighted average remaining lease term is 4.2 years.

		December 31, 2020
Asset	Balance Sheet Classification
Operating lease asset	Right of use asset	$126,250
Total lease asset		$126,250

Liability
Operating lease liability – current portion	Current operating lease liability	$28,750
Operating lease liability – noncurrent portion	Long-term operating lease liability	96,250
Total lease liability		$125,000

Lease obligations at December 31, 2020 consisted of the following:

For the year ended December 31:
2021	$30,000
2022	$30,000
2023	$30,000
2024	$30,000
2025	$6,250
Total payments	$150,000
Lease obligation, net	$150,000
Less current portion	$(23,750)
Lease obligation – long term	$126,250

The lease expense for the year ended December 31, 2020 was $23,750.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with our Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2020, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d- 15 (f) under the Exchange Act, for the Company.

Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2020, due to resource constraints, material weaknesses became evident to management regarding our lack of resources and segregation of duties. The Company has not established an audit committee and lacks documentation of its internal control process. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B. OTHER INFORMATION

On November 19, 2021, High-Great Group Holding Company (the “Registrant”) decided to dismiss MICHAEL GILLESPIE & ASSOCIATES, PLLC as the Registrant’s independent registered public accounting firm. The reason for the dismissal of MICHAEL GILLESPIE was due to difficulty in working with him that cause unreasonable delay and several amendments to the previously filed 10Qs. On November 19, 2021, the Company engaged M.S. Madhava Rao as its independent accountant to provide auditing services for going forward for the Company. Prior to such engagement, the Company had no consultations with M.S. Madhava Rao. The decision to hire M.S. Madhava Rao was approved by the Company’s Board of Directors. The disagreement between the Registrant and MICHAEL GILLESPIE & ASSOCIATES on a matter related to accounting principles or practices was resolved to the satisfaction of Mr. Rao.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of Officers and Directors

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The officers and directors are as follows:

Name		Age	Positions Held
Alex Jun Ho Yang	(1)	57	CEO and Chairman
Ho Soon Yang	(2)	51	CFO, Treasurer and Secretary

(1)	On February 25, 2020, Alex Jun Ho Yang was appointed to the Board of Director, and as President and Chief Executive Officer,

(2)	On October 14, 2019, Ho Soon Yang consented to act as the President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company. On February 25, 2020, Ho Soon Yang resigned as President, Chief Executive Officer, and Secretary, but remained Chief Financial Officer and Treasurer.

(3)	On April 24, 2020. Madeline Choi was appointed as Secretary to the Company by the Current Board of Directors. On September 22, 2022, Madeline Choi resigned as Secretary. Ho Soon Yang was appointed as Secretary of the Company by the Board of Directors.

Director Independence

We do not have any independent directors serving on our Board of Director.

Executive Officers and Directors

Jun Ho Yang, Chief Executive Officer & Director.

With over 25 years of running and starting successful business Alex Jun Ho Yang is a seasoned executive focused on the profitability of all his ventures Real Estate Company Sella Property, LLC and his Charitable Foundation, The Christian Herald USA. With his experience in real estate and finance he turned his expertise into starting and running a successful internet company, rentonweb.com. He continues to remain active his long-time real estate firm Sella Property, LLC focusing on the California Market. He has founded numerous charities and foundations and has served as a Founding Pastor at his Church in California, Cornerstone Church, and as a Missionary to Africa. He graduated high school and four-year degree at Emanuel University in Los Angeles California. From January 2014, to the present, he has been the President of Sella Property, the real estate property owner. From March 2012, to the present, he has been CEO of The Christian Herald, a Christian based foundation.

Ho Soon Yang, Chief Financial Officer, Treasurer, and Secretary

Ho Soon Yang is an experienced executive with over 25 years of business experience in the fields of importing and exporting She has devoted much her time to importing and exporting Nutritional Supplements and Specialty materials. She has worked for Sellacare, INC the last 5 years, Inc. In addition, she oversaw all technology, products and customer service for Sellacare, INC. She attended high school and graduated from Han Yang University in Seoul, South Korea. From February 2011 to the present, she has been President of SellaCare Inc,

Board Leadership Structure and Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function as a whole. Each of the Board committees, when established, will also provide risk oversight in respect of its areas of concentration and reports material risks to the board for further consideration.

Term of Office

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one (1) year until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and qualified.

Significant Employees

We have no significant employees other than our officers.

Family Relationships

Alex Jun Ho Yang and Ho Soon Yang are husband and wife. We expect, as the Company grows to bring in additional unrelated officers and or directors to the Company.

Director or Officer Involvement in Certain Legal Proceedings

During the past five (5) years, none of the following occurred with respect to one of our present or former directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2)   years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under such definitions, we have no independent directors. However, our Common Stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers, and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively referred to herein as the “Reporting Persons”), to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC.  All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our board of directors, handles the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board would make a determination as to whether such person is independent.

ITEM 11, EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Alex Jun Ho Yang CEO	2020
	2019
Ho Soon Yang, CFO, Treasurer, Secretary	2020
	2019
Madeline Choi, Secretary (From April-September 2020)	2020			1,000,000					1,000,000

Madeline Choi received 1,000,000 shares as compensation in 2020. There are no officer or directors of the Company has received any compensation in 2019

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since inception.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or director or employees or consultants since inception.

To the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

1.  Has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.  Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice;

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

4. Was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any such activity.

5. Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

6. Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 5, 2021, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on our, shares outstanding on April 5, 2021 of 100,000,000.

Common Stock	Direct	Indirect	Total	Percentage
Name and Address of Beneficial Owner
Executive Officers and Directors (1)
Jun Ho Yang	31,500,000	-0-	31,500,000	31.5%
Ho Soon Yang	32,501,000	-0-	32,501,000	32.5%
Madeline Choi	1,000,000		1,000,000	1.0%
Officers and Directors as a Group (3 persons)	65,001,000		65,001,000	65%
Other 5% Holders (2)
Chihhsiang Tu	5,000,000		5,000,000	5.0%
Chugwen You	5,000,000		5,000,000	5.0%
Shuchan Yu	7,935,250		7,935,250	7.9%
Common stock owned by 5% shareholders (3 persons)	17,935,250		17,935,250	17.9%

(1)	621 S. Virgil Avenue #470, Los Angeles, CA 90005

(2)	LIN, JINGPINGLI, ZHONGHE CITY, TAIPEI, TW

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

On December 27, 2019, the company obtained a loan in the amount of $5,000 from Jung Ho Yang. The note bears an interest rate of 5% and matures on November 30, 2020. As of December 31, 2020, there is $253 of interest accrued on this note. This note is in default.

On January 28, 2020, the company obtained a loan in the amount of $10,000 from Sellacare America, Inc. The note bears an interest rate of 5% and matures on November 30, 2020 As of December 31, 2020, there is $463 of interest accrued on this note. This note is in default.

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of December 31, 2020, $44,891 of licensing expense has been accrued.

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area in Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025. The company has made lease payments of $25,000 as of ended December 31, 2020. As of December 31, 2020, $125,000 in lease payments remain.

As of December 31, 2020, there is a $400 in loan payable to Esther Yang and $2,065 due to another related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by Michael Gillespie & Associates, PLLC our Independent Registered Public Accounting Firm, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2020	2019
Audit fees	$16,000	$-
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$16,000	$-

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of the Company are included in this report under Item 8.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
4.5	Description of Securities
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: February 24, 2022	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2022	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)