Form 10-Q/A
period 2021-03-31
Hi-Great Group Holding Co
filed 2022-04-15
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2021, the issuer had 100,000,000 shares of its common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY

BALANCE SHEETS

	March 31, 2021 Unaudited	December 31, 2020 Audited
ASSETS
CURRENT ASSETS:
Cash	$54,744	$24,041
Inventory	16,560	47,760
Deferred cost of good sols	-	-
Total current assets	71,304	71,801

NON-CURRENT ASSETS:
Right of use asset – operating lease – related party	120,111	126,250
TOTAL ASSETS	$191,415	$198,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$50,500	$22,200
Accounts payable – related party	25,353	28,750
Notes payable – related party	15,000	15,000
Loan payable - related party	2,465	2,465
Accrued royalty- related party	53,365	44,891
Accrued interest	901	714
State Income Tax Payable	800	800
Total current liabilities	148,384	114,820

NON-CURRENT LIABILITIES:
Operating lease obligation – related party	93,508	96.250
TOTAL LIABILITIES	241,892	211,070

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid in capital	619,566	619,566
Accumulated deficit	(770,043)	(732,584)
Total stockholders’ deficit	(50,477)	(13,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$191,415	$198,051

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2021	2020
		(Restated)
Sales	$57,590	$18,750
Cost of sales - royalty- related party	14,358	4,688
Cost of goods sales	25,316	6,640
Gross margin	17,916	7,422

Operating expenses:
Professional fees	16,500	18,500
Rent expense	30,000	30,000
General and administrative expenses	7,767	2,145
Total operating expense	54,267	50,645

Loss from operations	(36,351)	(43,223)

Other income (expense):
Interest income	-	-
Interest expense	(188)	(151)
Total other income (expense)	(188)	(151)

Net loss	$(36,539)	$(43,374)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2021

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2018	30,000,000	$30,000	$671,866	$(701,866)	$-
Common stock issued to related party	70,000,000	70,000	-	-	70,000
Forgiveness of notes and interest receivable – related party	-	-	(56,809)	-	(56,809)
Forgiveness of loan payable – related party	-	-	4,509	-	4,509
Net loss	-	-	-	(17,936)	(17,936)
Balance – December 31, 2019	100,000,000	100,000	619,566	(719,802)	(236)
Net loss	-	-	-	(13,702)	(13,702)
Balance – December 31, 2020	100,000,000	100,000	619,566	(733,504)	(13,938)
Net loss	-	-	-	(36,540)	(36,540)
Balance – March 31, 2021	100,000,000	$100,000	$619,566	$(770,044)	$(50,478)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(36,539)	$(43,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	-	23,228
Amortization of right of use asset – operating lease		-
Changes in assets and liabilities:
Inventory	31,200	(258)
Deferred Cost of Goods Sold	-	(2,800)
Accounts payable – related party	28,300	38,000
Accrued royalty	8,475	4,688
Accrued interest	188	(151)
Deferred Revenue	-	7,040
Operating Lease Obligation (Current Portion)	(3,397)	105,764
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	28,227	132,137

INVESTING ACTIVITIES:
Notes receivable – related party	-	-
Right of Use Asset – Related Party	6,139	(128,992)
NET CASH USED IN INVESTING ACTIVITIES	6,139	(128,992)

FINANCING ACTIVITIES:
Proceeds from common stock – related party	-	-
Proceeds from related party notes payable	-	10,000
Operating Lease Obligation	(2,742)
Retained Earnings	(920)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(3,662)	10,000

NET INCREASE IN CASH	30,703	13,145

CASH – BEGINNING OF PERIOD	24,041	7,229
CASH – END OF PERIOD	$54,744	$20,374
Supplemental schedule of cash flow information:
Non-cash investing and financing activities:
Note receivables-related party	-	-
Common stock-related party	-	-
Right of use asset – operating lease	$-	$(128,992)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2021.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 27, 2019, the company obtained a loan in the amount of $5,000 from Jung Ho Yang. The note bears an interest rate of 5% and matures on November 30, 2020. As of March 31, 2021, there is $190 of interest accrued on this note.

On January 28, 2020, the company obtained a loan in the amount of $10,000 from Sellacare America, Inc. The note bears an interest rate of 5% and matures on November 30, 2020 As of March 31, 2021, there is $188 of interest accrued on this note.

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of March 31, 2021, $53,365 of licensing expense has been accrued.

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area in Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025 and accrues interest based on an incremental interest rate of 5.25%. The company has made no lease payments during the three-month period ended March 31, 2021. As of March 31, 2021, $93,508 in lease payments remain.

As of March 31, 2021, there is a $400 in loan payable to Esther Yang and $2,065 due to another related party.

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

Lease obligations at March 31, 2021 consisted of the following:

For the year ended December 31:
2021	$30,000
2022	30,000
2023	30,000
2024	30,000
2025	30,000
Total payments	$150,000
Less current portion	(56,492)
Lease obligation – long term	$93,508

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

Agritourism operations exist throughout the United States and the world. And can be referred to as “agritourism” is often used interchangeably with “agri-tourism,” “agritourism,” “farm tourism,” “agricultural tourism,” or “agritainment. The company will provide a weekend gardening resort destination for all types of guests wanting to lease and own a weekend farming getaway close to the urban Los Angeles and surrounding communities. By combining agriculture and the weekend family farm offers HI Great Group Holding Company a profitable and predictable revenue stream to enhance its current Organic Supplements Business. In addition, the ability to single source organic herbs and materials for our proprietary future product lines will save on the cost of new proprietary blends.

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

Results of Operation for the Three Months Ended March 31, 2021 and 2020

Sales and Cost of Sales

For the three months ended March 31, 2021 we had $57,590 of sales compared to $18,750 for the three months ended March 31, 2020. Our cost of sales for the three months ended March 31, 2021 was $39,674 compared to $11,328 for the three months ended March 31, 2020. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended March 31, 2021 we incurred $16,500 of professional fee expense compared to $18,500 for the three months ended March 31, 2020. The increase of professional fees in the current period is attributed to an increase of legal and audit expense.

General and administrative

For the three months ended March 31, 2021 we incurred $7,767 of general and administrative expense (“G&A”) compared to $2,145 for the three months ended March 31, 2020. The increase in the current year is attributed to an increase of expenses now that we are operating.

Other income (expense)

For the three months ended March 31, 2021, we had interest expense of $187, from newly issued debt, compared to $151 for the three months ended March 31, 2020.

Net loss

For the three months ended March 31, 2021, the Company had a net loss of $36,539 as compared to a net loss of $43,374 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $770,044 and had a net loss of $36,540 for the three months ended March 31, 2021.

We had provided $6,139 for investing activities for the three months ended March 31, 2021, compared to using $128,992 for a note receivable in the prior period.

We had used $3,662 for financing activities for the three months ended March 31, 2021, compared to the received $10,000 for the three months ended March 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2021.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: April 15, 2022	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2022	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)