Form 10-Q
period 2021-06-30
Hi-Great Group Holding Co
filed 2022-05-02
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 2, 2022, the issuer had 100,000,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended June 30, 2021, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$33,884	$24,041
Inventory	61,110	47,760
Deferred cost of goods sold	-	-
Total current assets	94,994	71,801

Non-current assets:
Right of use asset – operating lease – related party	115,000	126,250
Total assets	$209,994	$198,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,570	$22,200
Accounts payable – related party	3,750	28,750
Notes payable – related party	-	15,000
Loan payable – related party	-	2,465
Accrued royalty– related party	53,365	44,891
Deferred revenue	-	-
Accrued interest	-	714
State Income Tax Payable	800	800
Total current liabilities	82,485	114,820

Non-Current Liabilities:
Operating lease obligation – related party	111,250	96,250
Total Liabilities	193,735	211,070

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	100,000	100,000
Additional paid in capital	629,566	619,566
Accumulated Equity	(713,307)	(732,584)
Total stockholders’ equity	16,259	(13,018)

Total liabilities and stockholders’ equity	$209,994	$198,051

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020 (Restated)	2021	2020 (Restated)

Sales	$66,584	$33,682	$124,474	$52,432
Cost of sales-royalty– related party	16,646	8,421	31,005	13,108
Cost of goods sales	2,734	720	28,140	7,360
Gross profit	47,204	24,541	65,329	31,964

Operating expenses:
Professional fees	9,400	5,284	25,900	23,784
Rent expense	7,500	-	15,000	30,000
General and administrative expenses	1,158	9,666	8,925	11,812
Total operating expense	18,058	14,950	49,825	65,596

Income (Loss) from operations	29,146	9,591	15,504	(33,632)

Other income (expense):
Interest income	-	-	-	-
Interest expense	(120)	(187)	(307)	(338)
Total other (expense) income	(120)	(187)	(307)	(338)

Net income (loss)	$29,026	$9,404	$15,197	$(33,970)
Net income (loss) per common share – basic and diluted	$0.00	$0.00	$(0.00)	$(0.00)
Weighted average common shares	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2021

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(43,374)	(43,374)
Balance – March 31, 2020	100,000,000	$100,000	$619,566	$(763,176)	$(43,610)
Net Income (Restated)				9,404	9,404
Balance – June 30, 2020	100,000,000	$100,000	$619,566	$(753,772)	$(34,206)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Net Loss - March				(36,329)	(36,329)
Balance – March 31, 2021	100,000,000	$100,000	$619,566	$(768,913)	$(49,347)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				26,580	26,580
Net Income				29,026	29,026
Balance – June 30, 2021	100,000,000	$100,000	$629,566	$(713,307)	$16,259

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2021	2020 (Restated)

Cash Flows from operating activities:
Net Income	$15,197	$(33,970)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	47,674
Changes in operating assets and liabilities:
Inventory	(13,350)	(10,000)
Deferred cost of goods sold	-	(2,640)

Accounts payable – related party	2,370	33,000

Accrued royalty	8,475	13,108
Accrued interest	(714)	338
Loan Payable	(2,465)	-
Deferred Revenue	-	8,185
Operating Lease Obligation (Current Portion)	(25,000)	(47,674)
Net cash provided (used) by operating activities	(30,684)	8,021

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	11,250
Net cash provided (used) by investing activities	11,250

Cash Flows from Financing Activities:
Proceeds from common stock – related party	10,000	-
Proceeds from notes payable – related party	(15,000)	10,000
Operating Lease Obligation	15,000
Retained Earnings	4,080	-
Net cash provided (used) by financing activities	14,080	10,000

Effect of exchange rate changes	-	-

Net change in cash	9,843	18,021

Cash at beginning of period	24,041	7,229
Cash at end of period	$33,884	$25,250

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$(128,992)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021

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

The results for the six months ended June 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) are necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2021 and for the related periods presented.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 27, 2019, the company obtained a loan in the amount of $5,000 from Jung Ho Yang. The note bears an interest rate of 5% and matures on November 30, 2020. During the three months ended the Company recorded $65 in accrued interest. As of June 30, 2021, a total of $0 of this note is outstanding.

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

As of June 30, 2021, a total of $0 in loan payable to related party.

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

Lease obligations at June 30, 2021 consisted of the following

For the year ended December 31:
2021	$18,750
2022	30,000
2023	30,000
2024	30,000
2025	6,250
Total Obligation as of June 30, 2021	$115,000
Total Payments Made as of June 30, 2021	35,000
Total Obligation	$150,000
Lease Obligation - Current portion	3,750
Add: Lease Obligation – Long term	$111,250
Total Right of Use of Asset	$115,000

NOTE 6 – COMMON STOCK

On March 20, 2019, the Company issued 70,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $70,000. On April 22, 2022, the Company issued 10,000 shares of common stock to Dae Jae Lee at par for shares valued at $10,000. As of June 30, 2021, a total of 100,000,000 shares of common stock with par value $0.001 remain outstanding.

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

On April 24, 2020. Madeline Choi was appointed as Secretary to the Company by the Current Board of Directors.

On April 29, 2020, Madeline Choi was transferred 1,000,000 shares from Alex Jun Ho Yang as compensation for serving as Secretary.

On April 22, 2022, the Company issued 10,000 shares of common stock to Dae Jae Lee at par for shares valued at $10,000

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

Results of Operation for the Three Months Ended June 30, 2021 and 2020

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

For the three months ended June 30, 2021 we had $66,584 of sales compared to $33,682 for the three months ended June 30, 2020. Our cost of sales for the three months ended June 30, 2021 was $19,389 compared to $9,141 for the three months ended June 30, 2020. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended June 30, 2021 we incurred $9,400 of professional fee expense compared to $5,284 for the three months ended June 30, 2020. The increase of professional fees in the current period is attributed to an increase of audit and accounting expense.

General and administrative

For the three months ended June 30, 2021 we incurred $1,158 of general and administrative expense (“G&A”) compared to $9,666 for the three months ended June 30, 2020. The decrease in the current year is attributed to a decrease of expenses.

Other income (expense)

For the three months ended June 30, 2021, we had an interest expense of $120, from newly issued debt, compared to an interest expense of $187 for the three months ended June 30, 2020.

Net Income

For the three months ended June 30, 2021, the Company had net income of $29,026 as compared to $9,404 in the prior period.

Results of Operation for the Six Months Ended June 30, 2021 and 2020

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

For the six months ended June 30, 2021 we had $124,474 of sales compared to $52,432 for the six months ended June 30, 2020. Our cost of sales for the six months ended June 30, 2020 was $59,145 compared to $20,468 for the six months ended June 30, 2020. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the six months ended June 30, 2021 we incurred $25,900 of professional fee expense compared to $23,784 for the six months ended June 30, 2020. The increase of professional fees in the current period is attributed to an increase of audit and accounting expense.

General and administrative

For the six months ended June 30, 2021 we incurred $8,925 of general and administrative expense (“G&A”) compared to $11,812 for the six months ended June 30, 2020. The decrease in the current year is attributed to a decrease of expenses.

Other income (expense)

For the six months ended June 30, 2021, we had an interest expense of $307, from newly issued debt, compared to an interest expense of $338 for the six months ended June 30, 2020.

Net Income

For the six months ended June 30, 2021, the Company had a net income of $15,197 as compared to a loss of $33,970 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $713,307 had a net income of $15,197 for the six months ended June 30, 2021.

We received $10,000 from financing activities for the six months ended June 30, 2021, compared to $0 for the six months ended June 30, 2020.

We had paid the noted payable to the related party amounting to $15,000 for the six months ended June 30, 2021, compared to getting a note payable of $10,000 for the six months ended June 30, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: May 2, 2022	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2022	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)