Form 10-Q
period 2021-09-30
Hi-Great Group Holding Co
filed 2022-05-09
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 09, 2022, the issuer had 100,000,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended September 30, 2021, is being filed as reviewed by our Independent Auditor.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$113,016	$24,041
Inventory	34,020	47,760
Deferred cost of good sold	-	-
Total current assets	147,036	71,801

NON-CURRENT ASSETS:
Right of use asset – operating lease – related party	115,000	126,250
TOTAL ASSETS	$262,036	$198,051

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,370	$22,200
Accounts payable – related party	11,250	28,750
Notes payable – related party	-	15,000
Loan payable – related party	-	2,465
Accrued royalty – related party	53,365	44,891
Accrued interest	-	714
State Income Tax Payable	800	800
Total current liabilities	97,785	144,820

NON-CURRENT LIABILITIES:
Operating lease obligation – related party	103,750	96,250
TOTAL LIABILITIES	103,750	211,070

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid in capital	629,566	619,566
Accumulated deficit	(669,065)	(732,584)
Total Stockholders’ Equity	60,501	(13,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$262,036	$198,051

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Sales	$98,685	$46,092	$223,159	$98,524
Cost of sales - royalty- related party	24,785	11,523	55,790	24,631
Cost of goods sales	2,305	17,368	30,445	24,728
Gross margin	71,595	17,201	136,924	49,165

Operating expenses:
Professional fees	15,990	12,300	41,890	36,084
Rent expense	7,500	-	22,500	30,000
General and administrative expenses	3,863	21,925	12,788	33,763
Total operating expense	27,353	34,252	77,178	99,847

Income (Loss) from operations	44,242	(17,051)	59,746	(50,682)

Other income (expense):
Interest income	-	-	-	-
Interest expense	-	(189)	(307)	(527)
Total other income (expense)	-	(189)	(307)	(527)

Net Income (loss)	$44,242	$(17,240)	$59,439	$(51,209)
Net loss per common share – basic and diluted	$(0.00)	$-	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(43,374)	(43,374)
Balance – March 31, 2020	100,000,000	$100,000	$619,566	$(763,176)	$(43,610)
Net Income (Restated)				9,404	9,404
Balance – June 30, 2020	100,000,000	$100,000	$619,566	$(753,772)	$(34,206)
Net Loss (Restated)				(17,239)	(17,239)
Balance – September 30, 2020	100,000,000	$100,000	$619,566	$(771,011)	$(51,445)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Net Loss – March				(36,329)	(36,329)
Balance – March 31, 2021	100,000,000	$100,000	$619,566	$(768,913)	$(49,347)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				26,580	26,580
Net Income				29,026	29,026
Balance – June 30, 2021	100,000,000	$100,000	$629,566	$(713,307)	$16,259
Net Income				44,242	44,242
Balance – September 30, 2021	100,000,000	$100,000	$629,566	$(669,065)	$60,501

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net Income (loss)	$59,439	$(51,209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease		-
Changes in assets and liabilities:
Deferred Cost of Goods Sold	-	(16,380)
Inventory	13,740	(900)
Accounts Payable	-	750
Accounts payable – related party	10,170	25,000
Accrued royalty	8,475	24,631
Accrued interest	(714)	527
Loan Payable	(2,465)	-
Deferred Revenue	-	47,273
Operating Lease Obligation (Current Portion)	(17,500)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	71,145	29,692

INVESTING ACTIVITIES:
Notes receivable – related party	-	-
Right of Use Asset – Operating Lease	11,250	105,764
NET CASH USED IN INVESTING ACTIVITIES	11,250	105,764

FINANCING ACTIVITIES:
Proceeds from common stock – related party	10,000	-
Proceeds from related party notes payable	(15,000)	10,000
Operating Lease Obligation	7,500	105,764
Retained Earnings	4,080	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,580	115,764

NET INCREASE IN CASH	88,975	39,692

CASH – BEGINNING OF PERIOD	24,041	7,229
CASH – END OF PERIOD	$113,016	$46,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash investing and financing activities:
Notes receivable – related party	$-	$-
Common stock – related party	$-	$-
Right of use asset – operating lease	$-	$(105,764)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company is unable to predict the ultimate impact at this time. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) are necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2021and for the related periods presented.

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

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2021.

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

As of September 30, 2021, a total of $0 in loan payable to related party.

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

Lease obligations at September 30, 2021 consisted of the following:

For the year ended December 31:
2021	$18,750
2022	30,000
2023	30,000
2024	30,000
2025	6,250
Total Obligation as of June 30, 2021	$115,000
Total Payments Made as of June 30, 2021	35,000
Total Obligation	$150,000
Lease Obligation - Current portion	11,250
Add: Lease Obligation – Long term	$103,750
Total Right of Use of Asset	$115,000

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

Results of Operation for the Three Months Ended September 30, 2021 and 2020

Sales and Cost of Sales

For the three months ended September 30, 2021 we had $98,685 of sales compared to $46,092 for the three months ended September 30, 2020. Our cost of sales for the three months ended September 30, 2021 was $27,090 compared to $28,891 for the three months ended September 30, 2020. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended September 30, 2021 we incurred $15,990 of professional fee expense compared to $12,300 for the three months ended September 30, 2020. The increase of professional fees in the current period is attributed to an increase of legal and audit expense.

General and administrative

For the three months ended September 30, 2021 we incurred $3,863 of general and administrative expense (“G&A”) compared to $21,925 for the three months ended September 30, 2020. The decrease in the current year is attributed to a decrease of expenses.

Other income (expense)

For the three months ended September 30, 2021, we had interest expense of $0, compared to $189 for the three months ended September 30, 2020.

Net loss

For the three months ended September 30, 2021, the Company had a net income of $44,242 as compared to a loss of $17,240 in the prior period.

Results of Operation for the Nine Months Ended September 30, 2021 and 2020

Sales and Cost of Sales

For the nine months ended September 30, 2021 we had $223,159 of sales compared to $98,524 for the nine months ended September 30, 2020. Our cost of sales for the nine months ended September 30, 2021 was $86,235 compared to $49,359 for the nine months ended September 30, 2020. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the nine months ended September 30, 2021 we incurred $41,890 of professional fee expense compared to $36,084 for the nine months ended September 30, 2020. The increase of professional fees in the current period is attributed to an increase of audit, legal and accounting expense.

Rent expense

For the nine months ended September 30, 2021 we incurred $22,500 of rent expense compared to $30,000 for the nine months ended September 30, 2020. We signed a lease agreement with Sella Property, LLC on March 16, 2020. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year.

General and administrative

For the nine months ended September 30, 2021 we incurred 12,788 of G&A expense compared to $33,763 for the nine months ended September 30, 2020. The increase in the current year is attributed to an increase of expenses now that we are operating.

Other income (expense)

For the nine months ended September 30, 2021, we had interest expense of $307, compared to interest expense of $527 for the nine months ended September 30, 2020.

Net loss

For the nine months ended September 30, 2021, the Company had a net income of $59,439 as compared to a net loss of $51,209 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $669,065 and had a net income of $59,439 for the nine months ended September 30, 2021.

We had cash used by investing activities of $11,250 for the nine months ended September 30, 2021, compared to using $105,764 in the prior period.

We received $6,580 from financing activities for the nine months ended September 30, 2021, compared to $115,764 for the nine months ended September 30, 2020.

We had paid the noted payable to related party amounting to $15,000 for the nine months ended September 30, 2021, compared to getting a note payable of $10,000 for the nine months ended September 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2021.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: May 09, 2022	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 09, 2022	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)