Form 10-K
period 2021-12-31
Hi-Great Group Holding Co
filed 2022-07-12
CIK 1807616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The number of shares outstanding of the issuer’s Common Stock as of July 11, 2022 was 100,000,000.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2021.

ITEM 6. [RESERVED]

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

Results of Operations for the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

Sales and Cost of Sales

For the year ended December 31, 2021 we had $264,194 of sales compared to $192,477 for the year ended December 31, 2020. Our cost of sales for the year ended December 31, 2021 was $97,665 compared to $96,538 for the year ended December 31, 2020. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the year ended December 31, 2021 we incurred $58,000 of professional fee expense compared to $42,584 for the year ended December 31, 2020. The increase of professional fees in the current period is attributed to an increase of audit, legal and accounting expense.

Rent expense

For the year ended December 31, 2021 we incurred $30,000 of rent expense compared to $23,750 for the year ended December 31, 2020. We signed a lease agreement with Sella Property, LLC on March 16, 2020. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year.

General and administrative

For the year ended December 31, 2021 we incurred $16,560 of G&A expense compared to $40,872 for the year ended December 31, 2020. The decrease in the current year is attributed to an decrease of expenses of the operation.

Other income (expense)

For the year ended December 31, 2021, we had interest expense of $307, compared to interest expense of $714 for the year ended December 31, 2020.

Net income

For the year ended December 31, 2021, the Company had a net income of $61,662 as compared to a net loss of $12,782 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $667,142 and had a net income of $61,662 for the year ended December 31, 2021.

We received $79,098 from operating activities for the year ended December 31, 2021, compared to the received $6,812 for the year ended December 31, 2020.

We used $11,250 from investing activities for the year ended December 31, 2021, compared to using $0 for the year ended December 31, 2020.

We used $1,120 from financing activities for the year ended December 31, 2021, compared to a received cash of $10,000 for the year ended December 31, 2020.

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

ITEM 8 , FINANCIAL STATEMENTS AND SUPPLEMENTARY

M.S. Madhava Rao
316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085
Tel No: 91-8861838006 email : mankalr@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To	The Board of Directors and Shareholders
Hi-Great Group Holding Company
621 Virgil Ave., Ste 470
Los Angeles, CA 90005

Opinion on the financial statements

We audited the accompanying balance sheets of Hi-Great Group Holding Company (“the Company”) as of December 31, 2021 and 2020 and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, stockholders equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $667,142 and had a cash flow from operations amounting to $79,098 for the year ended December 31, 2021. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2021.

M. S. Madhava Rao, Chartered Accountant
Bangalore, India
PCAOB ID #6662
July 11, 2022

HI-GREAT GROUP HOLDING COMPANY

BALANCE SHEETS as at

	December 31, 2021 Audited	December 31, 2020 Audited
ASSETS
Current Assets:
Cash	$113,169	$24,041
Inventory	62,160	47,760
Total current assets	175,329	71,801

Non-Current Assets:
Right of use asset – operating lease – related party	115,000	126,250
Total Assets	$290,329	$198,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable – related party	58,740	22,200
Notes payable – related party	-	15,000
Loan payable - related party	-	2,465
Accrued royalty- related party	53,366	44,891
Accrued interest	-	714
Operating lease obligation, current portion – related party	18,750	28,750
State Income Tax Payable	800	800
Total current liabilities	131,656	114,820

Non-Current Liabilities:
Operating lease obligation – related party	96,250	96,250
Total Liabilities	227,906	211,070

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid in capital	629,566	619,566
Accumulated deficit	(667,142)	(732,584)
Total stockholders’ deficit	62,424	(13,018)

Total liabilities and stockholders’ deficit	$290,329	$198,051

The accompanying notes are an integral part of these financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For the years ended December 31,
	2021 Audited	2020 Unaudited
Sales	$264,194	$192,477
Cost of sales - royalty- related party	66,049	44,891
Cost of goods sales	31,616	51,648
Gross margin	$166,530	$95,938

Operating expenses:
Professional fees	$58,000	$42,584
Rent expense	30,000	23,750
General and administrative expenses	16,560	40,872
Total operating expense	104,560	107,206

Income (Loss) from operations	61,969	(11,268)

Other income (expense):
Interest income	-	-
Interest expense	(307)	(714)
Provision for Income Tax	-	(800)
Total other (expense) income	(307)	(1,514)

Net income (loss)	$61,662	$(12,782)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000

The accompanying notes are an integral part of these financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2018	30,000,000	$30,000	$671,866	$(701,866)	$-
Common stock issued to related party	70,000,000	70,000	-	-	70,000
Forgiveness of notes and interest receivable – related party	-	-	(56,809)	-	(56,809)
Forgiveness of loan payable – related party	-	-	4,509	-	4,509
Net loss	-	-	-	(17,936)	(17,936)
Balance – December 31, 2019	100,000,000	100,000	619,566	(719,802)	(236)
Net loss	-	-	-	(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				3,780	3,780
Net income	-	-	-	61,662	61,662
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(667,142)	$62,424

The accompanying notes are an integral part of these financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021 Audited		2020 Audited
Cash Flows from Operating Activities:
Net income (loss)		$61,662		$(12,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Inventory		(14,400)		(47,760)
Accounts payable – related party		36,540		22,200
Accrued interest receivable		-		-
Accrued interest		(714)		714
Accrued royalty		8,475		44,891
Loan Payable		(2,465)		-
Changes in Operating Lease		-		(1,251)
Operating Lease Obligation (Current Portion)		(10,000)		-
State Income Tax Payable		-		800
Net cash provided (used) by operating activities		79,098		(6,812)

Cash Flows from Investing Activities:
Right of Use Asset – Operating Lease		11,250		-
Net cash provided (used) by investing activities		11,250		-

Cash Flows from Financing Activities:
Proceeds from notes payable – related party		(15,000)		10,000
Proceeds from common stock – related party		10,000		-
Retained Earnings		3,780		-
Net cash provided (used) by financing activities		(1,120)		10,000

Net change in cash		89,128		16,812
Cash at beginning of year		24,041		7,229
Cash at end of year		$113,169		$24,041

Supplemental schedule of cash flow information:
Interest paid		$-		$-
Income taxes		$-		$-

Non-cash investing and financing activities:
Forgiveness of note receivable – related party		$-		$-
Forgiveness of debt – related party	$		$
Common stock issued for note payable – related party		$-		$-
Right of use asset – operating lease		$115,000		$126,250

The accompanying notes are an integral part of these financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. There were no cash equivalents for the year ended December 31, 2021 or 2020.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2021.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2021 and 2020, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 27, 2019, the company obtained a loan in the amount of $5,000 from Jung Ho Yang. The note bears an interest rate of 5% and matures on November 30, 2020. As of December 31, 2020, there is $253 of interest accrued on this note. This note is paid.

On January 28, 2020, the company obtained a loan in the amount of $10,000 from Sellacare America, Inc. The note bears an interest rate of 5% and matures on November 30, 2020 As of December 31, 2020, there is $463 of interest accrued on this note. This note is paid.

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

As of December 31, 2021, a total of $0 in loan payable to related party.

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

Lease obligations at December 31, 2021 consisted of the following:

For the year ended December 31:
2021	$18,750
2022	30,000
2023	30,000
2024	30,000
2025	6,250
Total Obligation as of December 31, 2021	$115,000
Total Payments Made as of December 31, 2021	35,000
Total Obligation	$150,000
Lease Obligation - Current portion	18,750
Add: Lease Obligation – Long term	$96,250
Total Right of Use of Asset	$115,000

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2021, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2021, due to resource constraints, material weaknesses became evident to management regarding our lack of resources and segregation of duties. The Company has not established an audit committee and lacks documentation of its internal control process. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 11, 2022, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on our, shares outstanding on July 11, 2022 of 100,000,000.

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

On December 27, 2019, the company obtained a loan in the amount of $5,000 from Jung Ho Yang. The note bears an interest rate of 5% and matures on November 30, 2020. As of December 31, 2021, this note was paid.

On January 28, 2020, the company obtained a loan in the amount of $10,000 from Sellacare America, Inc. The note bears an interest rate of 5% and matures on November 30, 2020 As of December 31, 2021, this note was paid.

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of December 31, 2021, $53,366 of licensing expense has been accrued.

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area in Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025. The company has made lease payments of $35,000 as of ended December 31, 2021. As of December 31, 2021, $115,000 in lease payments remain.

As of December 31, 2021, there is no loan payable to another related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by Michael Gillespie & Associates, PLLC our Independent Registered Public Accounting Firm, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2021	2020
Audit fees	$24,720	$16,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$24,720	$16,000

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document(1)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: July 11, 2022	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 11, 2022	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)