Form 10-Q
period 2022-03-31
Hi-Great Group Holding Co
filed 2022-08-01
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Registrant’s telephone number, including area code: (213) 219-7746

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2022, the issuer had 100,000,000 shares of its common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY

BALANCE SHEETS

	March 31, 2022 Unaudited	December 31, 2021 Audited
ASSETS
CURRENT ASSETS:
Cash	$163,732	$113,169
Inventory	44,340	62,160

Total current assets	208,072	175,329

NON-CURRENT ASSETS:
Right of use asset – operating lease – related party	111,000	115,000
TOTAL ASSETS	$319,072	$290,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable – related party	62,240	58,740
Notes payable – related party	-	-
Loan payable - related party	-	-
Accrued royalty- related party	53,366	53,366
Accrued interest	-	-
Operating lease obligation, current portion – related party	14,750	18,750
State Income Tax Payable	800	800
Total current liabilities	131,156	131,656

NON-CURRENT LIABILITIES:
Operating lease obligation – related party	96,250	96,250
TOTAL LIABILITIES	227,406	227,906

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid in capital	629,566	629,566
Accumulated deficit	(637,899)	(667,142)
Total stockholders’ deficit	91,667	62,424

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$319,072	$290,329

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Sales	$60,918	$57,590
Cost of sales - royalty- related party	15,229	14,358
Cost of goods sales	2,591	25,316
Gross margin	43,098	17,916

Operating expenses:
Professional fees	1,500	16,500
Rent expense	7,500	30,000
General and administrative expenses	4,855	7,767
Total operating expense	13,855	54,267

Income (Loss) from operations	29,243	(36,351)

Other income (expense):
Interest income	-	-
Interest expense	-	(187)
Total other income (expense)	-	(187)

Net Income (loss)	$29,243	$(36,539)
Net income (loss) per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2022

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2018	30,000,000	$30,000	$671,866	$(701,866)	$-
Common stock issued to related party	70,000,000	70,000	-	-	70,000
Forgiveness of notes and interest receivable – related party	-	-	(56,809)	-	(56,809)
Forgiveness of loan payable – related party	-	-	4,509	-	4,509
Net loss	-	-	-	(17,936)	(17,936)
Balance – December 31, 2019	100,000,000	100,000	619,566	(719,802)	(236)
Net loss	-	-	-	(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				3,780	3,780
Net income	-	-	-	61,662	61,662
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(667,142)	$62,424
Net income	-	-	-	29,243	29,243
Balance – March 31, 2022	100,000,000	100,000,000	100,000,000	(637,899)	91,667

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$29,243	$(36,539)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in assets and liabilities:
Inventory	17,820	31,200
Deferred Cost of Goods Sold	-	-
Accounts payable – related party	3,500	28,300
Accrued royalty	-	8,475
Accrued interest	-	188
Deferred Revenue	-	-
Operating Lease Obligation (Current Portion)	(4,000)	(3,397)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	46,563	28,226

INVESTING ACTIVITIES:
Notes receivable – related party	-	-
Right of Use Asset – Related Party	4,000	6,139
NET CASH USED IN INVESTING ACTIVITIES	4,000	6,139

FINANCING ACTIVITIES:
Proceeds from common stock – related party	-	-
Proceeds from related party notes payable	-	-
Operating Lease Obligation	-	(2,742)
Retained Earnings	-	(920)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	(3,662)

NET INCREASE IN CASH	50,563	30,703

CASH – BEGINNING OF PERIOD	113,169	24,041
CASH – END OF PERIOD	$163,732	$54,744
Supplemental schedule of cash flow information:
Non-cash investing and financing activities:
Note receivables-related party	-	-
Common stock-related party	-	-
Right of use asset – operating lease	$111,000	$120,111

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

Reclassifications

No reclassifications have been made to the curent period financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2022.

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

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of March 31, 2022, $53,365 of licensing expense has been accrued.

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

As of March 31, 2022, a total of $0 in loan payable to related party.

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

Lease obligations at March 31, 2022 consisted of the following:

For the year ended December 31:
2021	$18,750
2022	26,000
2023	30,000
2024	30,000
2025	6,250
Total Obligation as of March 31, 2022	$111,000
Total Payments Made as of March 31, 2022	39,000
Total Obligation	$150,000
Lease Obligation - Current portion	14,750
Add: Lease Obligation – Long term	$96,250
Total Right of Use of Asset	$111,000

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

On April 16, 2020 Esther Yang through a Share Purchase Agreement sold 65,001,000 of the 70,000,000 shares she had purchased from Custodian Ventures, LLC in the Company to Jun Ho Yang and Ho Soon Yan. On April 22, 2020 she resigned as Corporate Secretary and Director of the Company. As of March 31, 2022, Esther Yang remaining shares is 4,999,000.

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

Results of Operation for the Three Months Ended March 31, 2022 and 2021

Sales and Cost of Sales

For the three months ended March 31, 2022 we had $60,918 of sales compared to $57,590 for the three months ended March 31, 2021. Our cost of sales for the three months ended March 31, 2022 was $17,820 compared to $39,674 for the three months ended March 31, 2021. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended March 31, 2022 we incurred $1,500 of professional fee expenses compared to $16,500 for the three months ended March 31, 2021. The decrease of professional fees in the current period is attributed to a decrease of legal and audit expenses.

General and administrative

For the three months ended March 31, 2022 we incurred $4,855 of general and administrative expense (“G&A”) compared to $7,767 for the three months ended March 31, 2021. The decrease in the current year is attributed to a decrease of expenses in this quarter.

Other income (expense)

For the three months ended March 31, 2022, we had interest expense of $0, compared to $$187 for the three months ended March 31, 2021.

Net loss

For the three months ended March 31, 2022, the Company had a net income of $29,243 as compared to a net loss of $36,539 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $637,899 and had a net income of $29,243 for the three months ended March 31, 2022.

Operating Activities

We had cash provided of $46,563 for the three months ended March 31, 2022, compared to $28,226 for the three months ended March 31, 2021.

We had used $4,000 for investing activities for the three months ended March 31, 2022, compared to using $6,139 for a right of use of asset in the prior period.

We had used $0 for financing activities for the three months ended March 31, 2022, compared to the received $3,662 for the three months ended March 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2022.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HI-GREAT GROUP HOLDING COMPANY

Date: July 29, 2022	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2022	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)