Form 10-Q
period 2022-06-30
Hi-Great Group Holding Co
filed 2022-09-06
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 1, 2022, the issuer had 100,000,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended June 30, 2022, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$120,907	$113,169
Inventory	30,060	62,160
Receivable from Citi Bank	5,194

Total current assets	156,161	175,329

Non-current assets:
Right of use asset – operating lease – related party	111,000	115,000
Total assets	$267,161	$290,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$47,740	$58,740
Accounts payable – related party	-	-
Notes payable – related party	-	-
Loan payable – related party	-	-
Accrued royalty– related party	138,240	53,366
Deferred revenue	-	-
Operating lease obligation, current portion – related party	14,750	18,750
State Income Tax Payable	800	800
Total current liabilities	201,530	131,656

Non-Current Liabilities:
Operating lease obligation – related party	96,250	96,250
Total Liabilities	297,780	227,906

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	100,000	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(760,185)	(667,142)
Total stockholders’ equity	(30,619)	62,424

Total liabilities and stockholders’ equity	$267,161	$290,329

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Sales	$48,285	$66,584	$109,203	$124,474
Cost of sales-royalty– related party	12,071	16,646	84,874	31,005
Cost of goods sales	2,209	2,734	32,100	28,140
Gross profit	34,005	47,204	(7,771)	65,329

Operating expenses:
Professional fees	10,750	9,400	12,250	25,900
Rent expense	7,500	7,500	15,000	15,000
General and administrative expenses	53,167	1,158	58,022	8,925
Total operating expense	71,417	18,058	85,272	49,825

Income (Loss) from operations	(37,412)	29,146	(93,043)	15,504

Other income (expense):
Interest income	-	-	-	-
Interest expense	-	(120)	-	(307)
Total other (expense) income	(37,412)	(120)	(-)	(307)

Net income (loss)	$(37,412)	$29,026	$(93,043)	$15,197
Net income (loss) per common share – basic and diluted	$0.00	$0.00	$(0.00)	$(0.00)
Weighted average common shares	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(43,374)	(43,374)
Balance – June 30, 2020	100,000,000	$100,000	$619,566	$(763,176)	$(43,610)
Net Income (Restated)				9,404	9,404
Balance – June 30, 2020	100,000,000	$100,000	$619,566	$(753,772)	$(34,206)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Net Loss - March				(36,329)	(36,329)
Balance – June 30, 2021	100,000,000	$100,000	$619,566	$(768,913)	$(49,347)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				26,580	26,580
Net Income				29,026	29,026
Balance – June 30, 2021	100,000,000	$100,000	$629,566	$(713,307)	$16,259
Adjustment				3,780	3,780
Net Income				42,385	42,385
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(667,142)	$62,424
Net Income				(93,043)	(93,043)
Balance – June 30, 2022	100,000,000	$100,000	$629,566	$(760,185)	$(30,619)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2022	2021

Cash Flows from operating activities:
Net Income	$(93,043)	$15,197
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	32,100	(13,350)
Deferred cost of goods sold	-	-
Receivable from CitiBank	(5,194)
Accounts payable – related party	(11,000)	2,370
Accrued royalty	84,874	8,475
Accrued interest	-	(714)
Loan Payable	-	(2,465)
Deferred Revenue	-	-
Operating Lease Obligation (Current Portion)	(4,000)	(25,000)
Net cash provided (used) by operating activities	3,737	(30,684)

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	4,000	11,250
Net cash provided (used) by investing activities	4,000	11,250

Cash Flows from Financing Activities:
Proceeds from common stock – related party	-	10,000
Proceeds from notes payable – related party	-	(15,000)
Operating Lease Obligation	-	15,000
Retained Earnings	-	4,080
Net cash provided (used) by financing activities	-	14,080

Effect of exchange rate changes	-	-

Net change in cash	7,737	9,843

Cash at beginning of period	113,170	24,041
Cash at end of period	$120,907	$33,884

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022

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

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of six months or less to be cash and cash equivalents.

Reclassifications

No reclassifications have been made to the current period financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2022.

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

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of June 30, 2022, $138,240 of licensing expense has been accrued.

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

As of June 30, 2022, a total of $0 in loan payable to related party.

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

Lease obligations at June 30, 2022 consisted of the following:

For the year ended December 31:
2021	$18,750
2022	26,000
2023	30,000
2024	30,000
2025	6,250
Total Obligation as of June 30, 2022	$111,000
Total Payments Made as of June 30, 2022	39,000
Total Obligation	$150,000
Lease Obligation - Current portion	14,750
Add: Lease Obligation – Long term	$96,250
Total Right of Use of Asset	$111,000

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

On April 16, 2020 Esther Yang through a Share Purchase Agreement sold 65,001,000 of the 70,000,000 shares she had purchased from Custodian Ventures, LLC in the Company to Jun Ho Yang and Ho Soon Yan. On April 22, 2020 she resigned as Corporate Secretary and Director of the Company. As of June 30, 2022, Esther Yang remaining shares is 4,999,000.

On April 24, 2020, Madeline Choi was appointed as Secretary to the Company by the Current Board of Directors.

On April 29, 2020, Madeline Choi was transferred 1,000,000 shares from Alex Jun Ho Yang as compensation for serving as Secretary.

On September 22, 2020 Madeline Choi resigned as Secretary of the Company and Ho Soon Yang resumed the role of Secretary.

Our Company plans to grow organically through internet sales of its current worldwide exclusive license agreement with SellaCare, Inc. in the areas of Longevity Health Supplements and plans to integrate new product lines containing CBD Oils for additional health benefits and also expand into the lucrative cosmetic sector as an overall sustainable revenue platform as they become a major supplier in each of the six industry sectors.

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

Business Overview

The Company is a development stage company purposed to organically grow through internet sales of its current worldwide exclusive license agreement with SellaCare, Inc. in the areas of Longevity Health Supplements and plans to integrate new product lines containing CBD Oils for additional health benefits and also expand into the lucrative cosmetic sector as an overall sustainable revenue platform as they become a major supplier in each of the six industry sectors.

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

Results of Operation for the Six Months Ended June 30, 2022 and 2021

Sales and Cost of Sales

For the six months ended June 30, 2022 we had $109,203 of sales compared to $124,474 for the six months ended June 30, 2021. Our cost of sales for the six months ended June 30, 2022 was $116,974 compared to $59,145 for the six months ended June 30, 2021. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the six months ended June 30, 2022 we incurred $12,250 of professional fee expenses compared to $25,900 for the six months ended June 30, 2021. The decrease of professional fees in the current period is attributed to a decrease of legal and audit expenses.

General and administrative

For the six months ended June 30, 2022 we incurred $17,832 of general and administrative expense (“G&A”) compared to $17,935 for the six months ended June 30, 2021. The decrease in the current year is attributed to a decrease of shipping expenses in this quarter.

Other income (expense)

For the six months ended June 30, 2022, we had interest expense of $0, compared to $307 for the six months ended June 30, 2021.

Net loss

For the six months ended June 30, 2022, the Company had a net loss of $93,043 as compared to a net income of $15,197 for the six months ended June 30, 2021.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $760,185 and had a net loss of $93,043 for the six months ended June 30, 2022.

Operating Activities

We had cash provided of $3,737 for the six months ended June 30, 2022, compared to cash used of $30,684 for the six months ended June 30, 2021.

We had used $4,000 for investing activities for the six months ended June 30, 2022, compared to using $11,250 for a right of use of asset in the prior period.

We had used $0 for financing activities for the six months ended June 30, 2022, compared to the received $14,080 for the six months ended June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2022.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (iXBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: September 6, 2022	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: September 6, 2022	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)