Form 10-Q
period 2022-09-30
Hi-Great Group Holding Co
filed 2022-11-14
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2022, the issuer had 100,000,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended September 30, 2022, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$68,328	$113,169
Inventory	40,800	62,160
Receivable from Citi Bank	5,194

Total current assets	114,322	175,329

Non-current assets:
Right of use asset – operating lease – related party	81,000	115,000
Total assets	$195,322	$290,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,650	$58,740
Accrued royalty– related party	149,638	53,366
Operating lease obligation, current portion – related party	14,750	18,750
State Income Tax Payable	-	800
Total current liabilities	173,038	131,656

Non-Current Liabilities:
Operating lease obligation – related party	66,250	96,250
Total Liabilities	239,288	227,906

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	100,000	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(773,531)	(667,142)
Total stockholders’ equity	(43,966)	62,424

Total liabilities and stockholders’ equity	$195,322	$290,329

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,
	2022	2021	2022	2021

Sales	$45,589	$98,685	$154,792	$223,159
Cost of sales-royalty– related party	(11,397)	(24,785)	(45,360)	(55,790)
Cost of goods sales	(13,260)	(2,305)	(96,272)	(30,445)
Gross profit	20,932	71,595	13,160	136,924

Operating expenses:
Professional fees	19,000	15,990	31,250	41,890
Rent expense	7,500	7,500	22,500	22,500
General and administrative expenses	5,798	3,863	63,819	12,788
Total operating expense	32,298	27,353	117,569	77,178

Income (Loss) from operations	(11,366)	44,242	(104,409)	59,746

Other income (expense):
Interest income	-	-
Interest expense	-	-		(307)
Total other (expense) income	-	-	-	(307)

Net income (loss)	$(11,366)	$44,242	$(104,409)	$59,439
Net income (loss) per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, March 31, 2021	100,000,000	$100,000	$619,566	$(768,913)	$(49,347)
Net income (loss) for the three-months period				29,026	29,026
Adjustment - Issuance of Stocks			10,000		10,000
Adjustment				26,580	26,580
Balance, June 30, 2021	100,000,000	$100,000	$629,566	$(713,307)	$16,259
Net income (loss) for the three-months period				44,242	44,242
Balance, September 30, 2021	100,000,000	$100,000	$629,566	$(669,065)	$60,501

Balance, March 31, 2022	100,000,000	$100,000	$629,566	$(637,899)	$91,667
Net income (loss) for the three-months period				(122,286)	(122,286)
Balance, June 30, 2022	100,000,000	$100,000	$629,566	$(760,185)	$(30,619)
Net income (loss) for the three-months period				(11,366)	(11,366)
Adjustment				(1,980)	(1,980)
Balance, September 30, 2022	100,000,000	$100,000	$629,566	$-773,531	$(43,966)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine
	months ended
	September 30,
	2022	2021

Cash Flows from operating activities:
Net Income	$(104,409)	$59,439
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	21,360	13,740
Receivable from CitiBank	(5,194)
Accounts payable – related party	(50,090)	10,170
Accrued royalty	96,272	8,475
Accrued interest	-	(714)
Loan Payable	-	(2,465)
Operating Lease Obligation (Current Portion)	(4,000)	(17,500)
State Income Tax Payable	(800)	-
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	57,548	11,706
Net cash provided (used) by operating activities	(46,861)	71,145

Cash Flows from Investing Activities:
Right of Use Asset – Related Party	34,000	11,250
Net cash provided (used) by investing activities	34,000	11,250

Cash Flows from Financing Activities:
Proceeds from common stock – related party	-	10,000
Proceeds from notes payable – related party	-	(15,000)
Operating Lease Obligation	(30,000)	7,500
Retained Earnings	(471)	4,080
Net cash provided (used) by financing activities	(30,471)	6,580

Effect of exchange rate changes	-	-

Net change in cash	(43,332)	88,975

Cash at beginning of period	111,660	24,041
Cash at end of period	$68,328	$113,016

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Reclassifications

No reclassifications have been made to the current period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2022.

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

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of September 30, 2022, $138,240 of licensing expense has been accrued.

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

As of September 30, 2022, a total of $0 in loan payable to related party.

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

Lease obligations at September 30, 2022 consisted of the following:

For the year ended December 31:
2021	$0
2022	14,750
2023	30,000
2024	30,000
2025	6,250
Total Obligation as of September 30, 2022	$81,000
Total Payments Made as of September 30, 2022	69,000
Total Obligation	$150,000
Lease Obligation - Current portion	14,750
Add: Lease Obligation – Long term	$66,250
Total Right of Use of Asset	$81,000

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

On April 16, 2020 Esther Yang through a Share Purchase Agreement sold 65,001,000 of the 70,000,000 shares she had purchased from Custodian Ventures, LLC in the Company to Jun Ho Yang and Ho Soon Yang. On April 22, 2020 she resigned as Corporate Secretary and Director of the Company. As of September 30, 2022, Esther Yang remaining shares is 4,999,000.

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

Results of Operation for the Nine Months Ended September 30, 2022 and 2021

Sales and Cost of Sales

For the nine months ended September 30, 2022 we had $154,792 of sales compared to $223,159 for the nine months ended September 30, 2021. Our cost of sales for the nine months ended September 30, 2022 was $141,632 compared to $86,235 for the nine months ended September 30, 2021. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the nine months ended September 30, 2022 we incurred $31,250 of professional fee expenses compared to $41,890 for the nine months ended September 30, 2021. The decrease of professional fees in the current period is attributed to a decrease of legal and audit expenses.

General and administrative

For the nine months ended September 30, 2022 we incurred $63,819 of general and administrative expense (“G&A”) compared to $12,788 for the nine months ended September 30, 2021. The increase in the current year is attributed to a increase of shipping expenses in this quarter.

Other income (expense)

For the nine months ended September 30, 2022, we had interest expense of $0, compared to $307 for the nine months ended September 30, 2021.

Net loss

For the nine months ended September 30, 2022, the Company had a net loss of $104,409 as compared to a net income of $59,439 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $773,531 and had a net loss of $104,409 for the nine months ended September 30, 2022.

Operating Activities

We had used of $46,861 for the nine months ended September 30, 2022, compared to cash provided of $71,145 for the nine months ended September 30, 2021.

We had provided $34,000 for investing activities for the nine months ended September 30, 2022, compared to cash provided $11,250 for a right of use of asset in the prior period.

We had used $30,471 for financing activities for the nine months ended September 30, 2022, compared to the received $6,580 for the nine months ended September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2022.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: November 14, 2022	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)