Form 10-K
period 2022-12-31
Hi-Great Group Holding Co
filed 2023-04-17
CIK 1807616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: As of most recently completed second fiscal quarter there is no active market for the registrant’s common stock.

The number of shares outstanding of the issuer’s Common Stock as of April 17, 2023 was 100,000,000.

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

 Worldwide Demand for Weekend Family Farms

Family Weekend Farming is growing in popularity across the world. Countries such as Germany, the United Kingdom, France, and Russia have established small-scale agricultural production spaces early on, focusing on urban residents’ close proximity to farming and farming villages in urban or rural areas. Based on this, they have systematically developed functions of providing rest areas and children’s education centers as well as mental and physical health. The names of these types of spaces are also called differently depending on the history and culture of each country. England is called ‘Allotmentgarden’ and means ‘a divided garden’. And Germany means ‘small garden’ because it is ‘Klingarten’. It originated from the Russian era when Russia granted land in the name of ‘Dacha’, meaning ‘to share’. Japan accepts the concept of Kleingarten in Germany and calls it a “citizen farm.” In addition, Japan clarifies the definition of citizen farm concept through the Citizen Farm Improvement Promotion Act, and actively expands and distributes it to foster national sentiment, maintain health, and preserve farmland. In Korea, there are already “weekend farms” outside the city however, compared with the forms still being done in these foreign countries, it is only a beginning stage. Until now, this type of facilities in foreign countries had been referred to as “national farms,” “weekend farms,” “leisure farms,” and “hobby farms,” but the term “family farms” was deemed to be the most appropriate rather than weekend farms.

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

ITEM 6. RESERVED

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

Results of Operations for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

Sales and Cost of Sales

For the year ended December 31, 2022 we had $207,854 of sales compared to $264,194 for the year ended December 31, 2021. Our cost of sales for the year ended December 31, 2022 was $112,834 compared to $155,239 for the year ended December 31, 2021. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the year ended December 31, 2022 we incurred $40,700 of professional fee expenses compared to $58,000 for the year ended December 31, 2021. The decrease of professional fees in the current period is attributed to an decrease of audit, legal and accounting expenses.

Rent expense

For the year ended December 31, 2022 we incurred $30,000 of rent expense compared to $30,000 for the year ended December 31, 2021. We signed a lease agreement with Sella Property, LLC on March 16, 2020. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year.

General and administrative

For the year ended December 31, 2022 we incurred $21,021 of G&A expense compared to $16,560 for the year ended December 31, 2021. The decrease in the current year is attributed to an decrease of expenses of the operation.

Other income (expense)

For the year ended December 31, 2022, we had interest expense of $0, compared to interest expense of $307 for the year ended December 31, 2021.

Net income

For the year ended December 31, 2022, the Company had a net income of $3,300 as compared to a net income of $2,579 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $723,396 and had a net income of $3,300 for the year ended December 31, 2022..

We spent $84,612 from operating activities for the year ended December 31, 2022, compared to the received $ 79,098 for the year ended December 31, 2021.

We used $58,000 from investing activities for the year ended December 31, 2022, compared to using $11,250 for the year ended December 31, 2021.

We used $55,980 from financing activities for the year ended December 31, 2022, compared to a used cash of $1,220 for the year ended December 31, 2021.

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

M N VIJAYKUMAR Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Hi-Great Group Holding Company

621 Virgil Ave., Ste 470

Los Angeles, CA 90005

Opinion on the financial statements

We audited the accompanying balance sheet of Hi-Great Group Holding Company (“the Company”) as of December 31, 2022 and the related statements of operations, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations, stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. The Balance sheet as on 31st December 2021 was audited by another auditor.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $723,396 and had a cash flow from operations amounting to (84,612) for the year ended December 31, 2022. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

No.37, 1st Main, Vinayaka Layout, 3rd Stage, Vijaynagar, Bengaluru- 560040

Mobile: 9980949630, Email: vmaganti@icai.org

M N VIJAYKUMAR Chartered Accountant

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

We have served as the Company’s auditor since 2022.

/s/ M. N. VijayKumar

M. N. VijayKumar, Chartered Accountant
Bangalore, India
April 10th 2023

No.37, 1st Main, Vinayaka Layout, 3rd Stage, Vijaynagar, Bengaluru- 560040

Mobile: 9980949630, Email: vmaganti@icai.org

HI-GREAT GROUP HOLDING COMPANY

BALANCE SHEETS

	December 30,	December 31,
	2022	2021
	(Audited)	(Audited)
ASSETS
Current assets:
Cash	$30,577	$113,169
Inventory	85,290	62,160
Advances to Suppliers	9,250	-
Receivable from Citi Bank	-	-
Total current assets	125,117	175,329

Non-current assets:
Right of use asset – operating lease – related party	57,000	115,000
Total assets	$182,117	$290,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,400	$58,740
Accounts payable – related party	-	-
Notes payable – related party	-	-
Loan payable – related party	-	-
Accrued royalty– related party	117,547	110,940
Deferred revenue	-	-
Operating lease obligation, current portion – related party	14,750	18,750
State Income Tax Payable	-	800
Total current liabilities	133,697	189,230

Non-Current Liabilities:
Operating lease obligation – related party	42,250	96,250
Total Liabilities	175,947	285,480

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of December 30, 2022 and December 31, 2021, respectively	100,000	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(723,396)	(724,716)
Total stockholders’ equity	6,170	4,850

Total liabilities and stockholders’ equity	$182,117	$290,329

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For the years ended December 31,
	2022	2021
	Audited	Audited

Sales	$207,854	$264,194
Cost of sales-royalty– related party	(51,964)	(66,049)
Cost of goods sales	(60,870)	(89,190)
Gross profit	95,021	108,955

Operating expenses:
Professional fees	40,700	58,000
Rent expense	30,000	30,000
General and administrative expenses	21,021	18,069
Total operating expense	91,721	106,069

Income (Loss) from operations	3,300	2,886

Other income (expense):
Interest income
Interest expense		(307)
Total other (expense) income	-	(307)

Net income (loss)	$3,300	$2,579
Net income (loss) per common share – basic and diluted	$-	$-
Weighted average common shares	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				5,289	5,289
Net Income				2,579	2,579
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(724,716)	$4,850
Adjustment				(1,980)	(1,980)
Net Income				3,300	3,300
Balance – December 31, 2022	100,000,000	$100,000	$629,566	$(723,396)	$6,170

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF CASH FLOWS

	For the twelve months ended
	December 31,
	2022	2021
Cash Flows from operating activities:
Net Income	$3,300	$2,579
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	(23,130)	(14,400)
Advances to Suppliers	(9,250)	-
Receivable from CitiBank	-
Accounts payable – related party	(57,340)	36,540
Accrued royalty	6,608	66,049
Accrued interest	-	(714)
Loan Payable	-	(2,465)
State Income Tax Payable	(800)	-
Operating Lease Obligation (Current Portion)	(4,000)	(10,000)
Net cash provided (used) by operating activities	(84,612)	77,589

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	58,000	11,250
Net cash provided (used) by investing activities	58,000	11,250

Cash Flows from Financing Activities:
Proceeds from common stock – related party	-	10,000
Proceeds from notes payable – related party	-	(15,000)
Operating Lease Obligation	(54,000)	-
Retained Earnings	(1,980)	5,289
Net cash provided (used) by financing activities	(55,980)	289

Effect of exchange rate changes	-	-

Net change in cash	(82,592)	89,128

Cash at beginning of period	113,169	24,041
Cash at end of period	$30,577	$113,169

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Lease obligations at December 31, 2022 consisted of the following:

For the year ended December 31:
2021	$0
2022	0
2023	20,750
2024	30,000
2025	6,250
Total Obligation as of December 31, 2022	$57,000
Total Payments Made as of December 31, 2022	93,000
Total Obligation	$150,000
Lease Obligation - Current portion	0
Add: Lease Obligation – Long term	$57,000
Total Right of Use of Asset	$57,000

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

Not applicable.

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

ITEM 11, EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Alex Jun Ho Yang	2020
CEO	2019

Ho Soon Yang,	2020
CFO, Treasurer, Secretary	2019

Madeline Choi,	2020			1,000,000					1,000,000
Secretary (From April-September 2020)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2022, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on our, shares outstanding on December 31, 2022 of 100,000,000.

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

On December 27, 2019, the company obtained a loan in the amount of $5,000 from Jung Ho Yang. The note bears an interest rate of 5% and matures on November 30, 2020. As of December 31, 2022, this note was paid.

On January 28, 2020, the company obtained a loan in the amount of $10,000 from Sellacare America, Inc. The note bears an interest rate of 5% and matures on November 30, 2020 As of December 31, 2022, this note was paid.

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of December 31, 2022, $53,366 of licensing expense has been accrued.

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area in Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025. The company has made lease payments of $35,000 as of ended December 31, 2022. As of December 31, 2022, $115,000 in lease payments remain.

As of December 31, 2022, there is no loan payable to another related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by Madhava Rao our Independent Registered Public Accounting Firm, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2022	2021
Audit fees	$13,500	$13,500
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$13,500	$13,500

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

HI-GREAT GROUP HOLDING COMPANY

Date: April 17, 2023	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2023	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)