Form 10-Q
period 2023-03-31
Hi-Great Group Holding Co
filed 2023-05-19
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2023, the issuer had 100,000,000 shares of its common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$37,356	$30,577
Inventory	78,210	85,290
Advances to Suppliers	1,750	9,250
Receivable from Citi Bank	-	-
Total current assets	117,316	125,117

Non-current assets:
Right of use asset – operating lease – related party	57,000	57,000
Total assets	$174,316	$182,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,400	$1,400
Accounts payable – related party	-	-
Notes payable – related party	-	-
Loan payable – related party	-	-
Accrued royalty– related party	121,864	117,547
Deferred revenue	-	-
Operating lease obligation, current portion – related party	27,000	14,750
State Income Tax Payable	-	-
Total current liabilities	150,264	133,697

Non-Current Liabilities:
Operating lease obligation – related party	30,000	42,250
Total Liabilities	180,264	175,947

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of December 30, 2022 and December 31, 2021, respectively	100,000	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(735,514)	(723,396)
Total stockholders’ equity	(5,948)	6,170

Total liabilities and stockholders’ equity	$174,316	$182,117

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For three months ended March 31
	2023	2022
	(Unaudited)	(Unaudited)

Sales	$17,269	$60,918
Cost of sales-royalty– related party	(4,317)	(15,229)
Cost of goods sales	(7,080)	(2,591)
Gross profit	5,872	43,098

Operating expenses:
Professional fees	10,235	1,500
Rent expense	7,500	7,500
General and administrative expenses	255	4,855
Total operating expense	17,990	13,855

Income (Loss) from operations	(12,118)	29,243

Other income (expense):
Interest income
Interest expense
Total other (expense) income	-	-

Net income (loss)	$(12,118)	$29,243
Net income (loss) per common share – basic and diluted	$-	$-
Weighted average common shares	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				5,289	5,289
Net Income				2,579	2,579
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(724,716)	$4,850
Adjustment				(1,980)	(1,980)
Net Income				3,300	3,300
Balance – December 31, 2022	100,000,000	$100,000	$629,566	$(723,396)	$6,170
Net Income				(12,118)	(12,118)
Balance – March 31, 2023	100,000,000	$100,000	$629,566	$(735,514)	$(5,948)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unadited)

	For the three months
	ended
	March 31,
	2023	2022

Cash Flows from operating activities:
Net Income	$(12,118)	$29,243
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	7,080	17,820
Advances to Suppliers	-	-
Receivable from CitiBank	-
Accounts payable – related party	7,500	3,500
Accrued royalty	4,317	-
Accrued interest	-	-
Loan Payable	-	-
State Income Tax Payable	-	-
Operating Lease Obligation (Current Portion)	12,250	(4,000)
Net cash provided (used) by operating activities	19,029	46,563

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	-	4,000
Net cash provided (used) by investing activities	-	4,000

Cash Flows from Financing Activities:
Proceeds from common stock – related party	-	-
Proceeds from notes payable – related party	-	-
Operating Lease Obligation	(12,250)	-
Retained Earnings	-	-
Net cash provided (used) by financing activities	(12,250)	-

Effect of exchange rate changes	-	-

Net change in cash	6,779	50,563

Cash at beginning of period	30,577	113,169
Cash at end of period	$37,356	$163,732

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$0

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 27, 2019, the company obtained a loan in the amount of $5,000 from Jung Ho Yang. The note bears an interest rate of 5% and matures on November 30, 2020. As of March 31, 2023, the note is paid.

On January 28, 2020, the company obtained a loan in the amount of $10,000 from Sellacare America, Inc. The note bears an interest rate of 5% and matures on November 30, 2020. As of March 31, 2023, the note is paid.

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of March 31, 2023, $121,864 of licensing expense has been accrued.

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

As of March 31, 2023, a total of $0 in loan payable to related party.

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

Lease obligations at March 31, 2023 consisted of the following:

For the year ended December 31:
2021	$0
2022	0
2023	20,750
2024	30,000
2025	6,250
Total Obligation as of March 31, 2023	$57,000
Total Payments Made as of March 31, 2023	93,000
Total Obligation	$150,000
Lease Obligation - Current portion	27,000
Add: Lease Obligation – Long term	$30,000
Total Right of Use of Asset	$57,000

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

Results of Operation for the Three Months Ended March 31, 2023 and 2022

Sales and Cost of Sales

For the three months ended March 31, 2023 we had $17,269 of sales compared to $60,918 for the three months ended March 31, 2022. Our cost of sales for the three months ended March 31, 2023 was $11,397 compared to $17,820 for the three months ended March 31, 2022. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended March 31, 2023 we incurred $10,235 of professional fee expenses compared to $1,500 for the three months ended March 31, 2022. The increase in professional fees in the current period is attributed to a increase of legal and audit expenses.

General and administrative

For the three months ended March 31, 2023 we incurred $255 of general and administrative expense (“G&A”) compared to $4,855 for the three months ended March 31, 2022. The decrease in the current year is attributed to a decrease of expenses in this quarter.

Other income (expense)

For the three months ended March 31, 2023, we had interest expense of $0, compared to $0 for the three months ended March 31, 2022.

Net loss

For the three months ended March 31, 2023, the Company had a net loss of $12,118 as compared to a net income of $29,243 for the three months ended March 31, 2022.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $735,514 and had a net loss of $12,118 for the three months ended March 31, 2023.

We had used $0 for investing activities for the three months ended March 31, 2023, compared to using $4,000 for a right of use of asset in the prior period.

We had used $12,250 for financing activities for the three months ended March 31, 2023, compared to the $0 for the three months ended March 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2023.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: May 18, 2023	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2023	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)