Form 10-Q
period 2023-06-30
Hi-Great Group Holding Co
filed 2023-08-14
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2023, the issuer had 100,000,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended June 30, 2023, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$15,136	$30,577
Inventory	64,470	85,290
Advances to Suppliers	1,750	9,250
Receivable from Citi Bank	-	-
Total current assets	81,356	125,117

Non-current assets:
Right of use asset – operating lease – related party	57,000	57,000
Total assets	$138,356	$182,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,900	$1,400
Accounts payable – related party	-	-
Notes payable – related party	-	-
Loan payable – related party	-	-
Accrued royalty– related party	133,003	117,547
Deferred revenue	-	-
Operating lease obligation, current portion – related party	27,000	14,750
State Income Tax Payable	-	-
Total current liabilities	172,903	133,697

Non-Current Liabilities:
Operating lease obligation – related party	30,000	42,250
Total Liabilities	202,903	175,947

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of December 30, 2022 and December 31, 2021, respectively	100,000	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(794,113)	(723,396)
Total stockholders’ equity	(64,547)	6,170

Total liabilities and stockholders’ equity	$138,356	$182,117

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For three months ended June 30		For six months ended June 30
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$44,562	$48,285	$61,831	$109,203
Cost of sales-royalty– related party	(11,139)	(12,071)	(15,456)	(84,874)
Cost of goods sales	(13,740)	(2,209)	(20,820)	(32,100)
Gross profit	19,683	34,005	25,555	(7,771)

Operating expenses:
Professional fees	65,125	10,750	75,360	12,250
Rent expense	7,500	7,500	15,000	15,000
General and administrative expenses	5,658	53,167	5,913	58,022
Total operating expense	78,283	71,417	96,273	85,272

Income (Loss) from operations	(58,599)	(37,412)	(70,718)	(93,043)

Other income (expense):
Interest income
Interest expense
Total other (expense) income	-	-	-	-

Net income (loss)	$(58,599)	$(37,412)	$(70,718)	$(93,043)
Net income (loss) per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				5,289	5,289
Net Income				2,579	2,579
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(724,716)	$4,850
Adjustment				(1,980)	(1,980)
Net Income				3,300	3,300
Balance – December 31, 2022	100,000,000	$100,000	$629,566	$(723,396)	$6,170
Net Income				(12,118)	(12,118)
Balance – March 31, 2023	100,000,000	$100,000	$629,566	$(735,514)	$(5,948)
Net Income				(58,599)	(58,599)
Balance – June 30, 2023	100,000,000	$100,000	$629,566	$(794,113)	$(64,547)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unadited)

	For the six months ended
	June 30,
	2023	2022

Cash Flows from operating activities:
Net Income	$(70,718)	$(93,043)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	20,820	32,100
Advances to Suppliers	7,500	-
Receivable from CitiBank	-	(5,194)
Accounts payable – related party	11,500	(11,000)
Accrued royalty	15,456	84,874
Accrued interest	-	-
Loan Payable	-	-
State Income Tax Payable	-	-
Operating Lease Obligation (Current Portion)	12,250	(4,000)
Net cash provided (used) by operating activities	(3,192)	3,737

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	-	4,000
Net cash provided (used) by investing activities	-	4,000

Cash Flows from Financing Activities:
Proceeds from common stock – related party	-	-
Proceeds from notes payable – related party	-	-
Operating Lease Obligation	(12,250)	-
Retained Earnings	-	-
Net cash provided (used) by financing activities	(12,250)	-

Effect of exchange rate changes	-	-

Net change in cash	(15,442)	7,737

Cash at beginning of period	30,577	113,170
Cash at end of period	$15,136	$120,907

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$0

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending June 30, 2023. The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

Reclassifications

No reclassifications have been made to the current period financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2023.

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

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of June 30, 2022, $53,365 of licensing expense has been accrued.

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area in Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020, and matures March 16, 2025.

As of June 30, 2023, a total of $0 in loan payable to related party.

NOTE 5 – LEASE OBLIGATION

On February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The ASU introduces a new leasing model for both lessees and lessors. Topic 842 provides guidance in how to identify whether a lease arrangement exists. Management has evaluated its leasing arrangement and has classified it as an operating lease.

Operating Lease Obligations

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area Pear blossom, County of Los Angeles, State of California.in agreement with Sella Property, LLC. Sella Property, LLC is a company controlled by the majority shareholder of the Company. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020, and matures March 16, 2025.

Lease obligations at June 30, 2022 consisted of the following:

For the year ended December 31:
2021	$0
2022	0
2023	20,750
2024	30,000
2025	6,250
Total Obligation as of June 30, 2023	$57,000
Total Payments Made as of June 30, 2023	93,000
Total Obligation	$150,000
Lease Obligation - Current portion	27,000
Add: Lease Obligation – Long term	$30,000
Total Right of Use of Asset	$57,000

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements, and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

On October 14, 2019, as a result of a private transactions, 70,000,000 shares of common stock (the “Shares”) of Hi-Great Group Holding Co. (the “Company”), were transferred from Custodian Ventures LLC to Esther Yang (the “Purchaser”). As a result, the Purchaser became a 70% holder of the voting rights of the issued and outstanding share capital of the Company, on a fully diluted basis, and became the controlling shareholder.

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

On April 16, 2020, Esther Yang through a Share Purchase Agreement sold 65,001,000 of the 70,000,000 shares she had purchased from Custodian Ventures, LLC in the Company to Jun Ho Yang and Ho Soon Yan. On April 22, 2020, she resigned as Corporate Secretary and Director of the Company. As of June 30, 2022, Esther Yang remaining shares is 4,999,000.

On April 24, 2020, Madeline Choi was appointed as Secretary to the Company by the Current Board of Directors.

On April 29, 2020, Madeline Choi was transferred 1,000,000 shares from Alex Jun Ho Yang as compensation for serving as Secretary.

On September 22, 2020, Madeline Choi resigned as Secretary of the Company and Ho Soon Yang resumed the role of Secretary.

Hi-Great Group Company has withdrawn CBD Oils from our business plan. Hi-Great Group Holding Company holds the exclusive worldwide license agreement New Business plan with the KRAS gene among the most frequently mutated genes across all cancers, including pancreatic, lung, and colorectal. KRAS is thought to be an initial “driver” mutation that leads to cancer formation. And continue to market, sell and distribute SellaCare, Inc’s organic longevity health supplement. the current worldwide exclusive license agreement with SellaCare, Inc. in the areas of Longevity and additional health benefits and also expand into the lucrative cosmetic sector as an overall sustainable revenue platform as they become a significant supplier in each of the six industry sectors remaining as same.

Website: Under construction

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

Business Overview

Hi-Great Group Company has withdrawn CBD Oils and weekend farm from our business plan. And a new business which Hi-Great Group Holding Company holds the exclusive worldwide license agreement with the KRAS gene among the most frequently mutated genes across all cancers, including pancreatic, lung, and colorectal. KRAS is thought to be an initial “driver” mutation that leads to cancer formation. And continue to market, sell and distribute SellaCare, Inc’s organic longevity health supplement. the current worldwide exclusive license agreement with SellaCare, Inc. in the areas of Longevity and additional health benefits and also expand into the lucrative cosmetic sector as an overall sustainable revenue platform as they become a significant supplier in each of the six industry sectors remaining as same.  In a new study, KRAS mutations in lung cancer were analyzed to determine their effects on RNA “dark matter,” which is generated from 75% of the three billion base pairs in the human genome. The findings suggest that a key mutation, that occurs early on in cancer, alters RNA “dark matter” and causes the release of previously unknown RNA biomarkers for cancer early detection.

This work is published in Cell Reports in the paper, “Mutant KRAS regulates transposable element RNA and innate immunity via KRAB zinc-finger genes.” “The sooner you detect that someone has cancer, the more likely they will be to survive through treatment and surgery,” said by our R&D team “Millions of people die from cancer every year around the world, and there is an urgent need to develop highly sensitive and specific diagnostic tests that enable cancer early detection, before it has spread to other parts of the body.”

The team analyzed the transcriptomes of human airway and bronchial epithelial cells transformed with mutant KRAS to define the landscape of KRAS-regulated noncoding RNAs. They found that oncogenic KRAS signaling upregulates noncoding transcripts throughout the genome, many of which arise from transposable elements. These transposable element RNAs, they say, “exhibit differential expression, are preferentially released in extracellular vesicles, and are regulated by KRAB zinc-finger (KZNF) genes, which are broadly downregulated in mutant KRAS cells and lung adenocarcinomas in vivo.” In addition, mutant KRAS induces an intrinsic IFN-stimulated gene signature that is often seen across many different cancers. Dr. Kim in our team believes that this strong, robust RNA signature is very promising for diagnosing cancer in its earliest stages. This could be done through liquid biopsy, a minimally invasive approach compared to a traditional tumor tissue biopsy. In ongoing and future work, Dr. Kim’s lab aims to further confirm their novel results by analyzing blood samples from lung cancer patients to validate that their newly identified RNA signatures are present in these patients. Additionally, they anticipate that the methods developed in this study could be used as a framework for developing an RNA liquid biopsy platform for multi-cancer early detection. “Now that we know the RNA signatures of this very early event in cancer, this will help us develop new methods for cancer early detection, which will hopefully help save a lot of people’s lives in the future,” Dr. Kim said.

Results of Operation for the Six Months Ended June 30, 2023 and 2022

Sales and Cost of Sales

For the six months ended June 30, 2023, we had $44,562 of sales compared to $109,203 for the six months ended June 30, 2022. Our cost of sales for the six months ended June 30, 2023, was $36,276 compared to $116,974 for the six months ended June 30, 2022. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the six months ended June 30, 2023, we incurred $75,360 of professional fee expenses compared to $12,250 for the six months ended June 30, 2022. The increase in professional fees in the current period is attributed to an increase of legal and audit expenses.

General and administrative

For the six months ended June 30, 2023, we incurred $5,913 of general and administrative expense (“G&A”) compared to $58,022 for the six months ended June 30, 2022. The decrease in the current year is attributed to a decrease of shipping expenses in this quarter.

Other income (expense)

For the six months ended June 30, 2023, we had an interest expense of $0, compared to $0 for the six months ended June 30, 2022.

Net loss

For the six months ended June 30, 2023, the Company had a net loss of $70,718 as compared to a net loss of $93,043 for the six months ended June 30, 2022.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $794,113 and had a net loss of $70,718 for the six months ended June 30, 2023.

Operating Activities

We had cash used of $3,192 for the six months ended June 30, 2023, compared to cash provided of $3,737 for the six months ended June 30, 2022.

We had used $0 for investing activities for the six months ended June 30, 2023, compared to investing $4,000 for a right of use of asset in the prior period.

We had used $12,250 for financing activities for the six months ended June 30, 2023, compared to the received $0 for the six months ended June 30, 2022.

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

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

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

Recent Accounting Pronouncements

The Company has implemented all the new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2023.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item; however, due to the current circumstance we have chosen to include the following risk factor.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be on the company, to date, the Company has not experienced a material impact.

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

HI-GREAT GROUP HOLDING COMPANY

Date: August 14, 2023	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)