Form 10-Q
period 2023-09-30
Hi-Great Group Holding Co
filed 2023-11-13
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2023, the issuer had 100,000,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended September 30, 2023, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$10,835	$30,577
Inventory	55,920	85,290
Advances to Suppliers	1,750	9,250
Receivable from Citi Bank	-	-
Total current assets	68,505	125,117

Non-current assets:
Right of use asset – operating lease – related party	57,000	57,000
Total assets	$125,505	$182,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,400	$1,400
Accounts payable – related party	-	-
Notes payable – related party	-	-
Loan payable – related party	-	-
Accrued royalty– related party	141,490	117,547
Deferred revenue	-	-
Operating lease obligation, current portion – related party	27,000	14,750
State Income Tax Payable	-	-
Total current liabilities	184,890	133,697

Non-Current Liabilities:
Operating lease obligation – related party	30,000	42,250
Total Liabilities	214,890	175,947

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of December 30, 2022 and December 31, 2021, respectively	100,000	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(818,951)	(723,396)
Total stockholders’ equity	(89,385)	6,170

Total liabilities and stockholders’ equity	$125,505	$182,117

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For three months ended Sep 30		For nine months ended Sep 30
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$33,950	$45,589	$95,782	$154,792
Cost of sales-royalty– related party	(8,488)	(11,397)	(23,944)	(45,360)
Cost of goods sales	(8,550)	(13,260)	(29,370)	(96,272)
Gross profit	16,913	20,932	42,468	13,160

Operating expenses:
Professional fees	18,000	19,000	93,360	31,250
Rent expense	7,500	7,500	22,500	22,500
General and administrative expenses	16,250	5,798	22,163	63,819
Total operating expense	41,750	32,298	138,023	117,569

Income (Loss) from operations	(24,838)	(11,366)	(95,555)	(104,409)

Other income (expense):
Interest income
Interest expense
Total other (expense) income	-	-	-	-

Net income (loss)	$(24,838)	$(11,366)	$(95,555)	$(104,409)
Net income (loss) per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEP 30, 2023 AND 2022

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				5,289	5,289
Net Income				2,579	2,579
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(724,716)	$4,850
Adjustment				(1,980)	(1,980)
Net Income				3,300	3,300
Balance – December 31, 2022	100,000,000	$100,000	$629,566	$(723,396)	$6,170
Net Income				(12,118)	(12,118)
Balance – March 31, 2023	100,000,000	$100,000	$629,566	$(735,514)	$(5,948)
Net Income				(58,599)	(58,599)
Balance – June 30, 2023	100,000,000	$100,000	$629,566	$(794,113)	$(64,547)
Net Income				(24,838)	(24,838)
Balance – September 30, 2023	100,000,000	$100,000	$629,566	$(818,951)	$(89,385)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unadited)

	For the nine months ended Sep 30,
	2023	2022
Cash Flows from operating activities:
Net Income	$(95,555)	$(104,409)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	29,370	21,360
Advances to Suppliers	7,500	-
Receivable from CitiBank	-	(5,194)
Accounts payable – related party	15,000	(50,090)
Accrued royalty	23,943	96,272
Accrued interest	-	-
Loan Payable	-	-
State Income Tax Payable	-	(800)
Operating Lease Obligation (Current Portion)	12,250	(4,000)
Net cash provided (used) by operating activities	(7,492)	(46,861)

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	-	34,000
Net cash provided (used) by investing activities	-	34,000

Cash Flows from Financing Activities:
Proceeds from common stock – related party	-	-
Proceeds from notes payable – related party	-	-
Operating Lease Obligation	(12,250)	(30,000)
Retained Earnings	-	(471)
Net cash provided (used) by financing activities	(12,250)	(30,471)

Effect of exchange rate changes	-	-

Net change in cash	(19,742)	(43,332)

Cash at beginning of period	30,577	111,660
Cash at end of period	$10,835	$68,328

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$0

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2023. The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

Reclassifications

No reclassifications have been made to the current period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2023.

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

As of September 30, 2023, a total of $0 in loan payable to related party.

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

Lease obligations at September 30, 2023 consisted of the following:

For the year ended December 31:
2021	$0
2022	0
2023	20,750
2024	30,000
2025	6,250
Total Obligation as of September 30, 2023	$57,000
Total Payments Made as of September 30, 2023	93,000
Total Obligation	$150,000
Lease Obligation - Current portion	27,000
Add: Lease Obligation – Long term	$30,000
Total Right of Use of Asset	$57,000

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

On April 16, 2020, Esther Yang through a Share Purchase Agreement sold 65,001,000 of the 70,000,000 shares she had purchased from Custodian Ventures, LLC in the Company to Jun Ho Yang and Ho Soon Yan. On April 22, 2020, she resigned as Corporate Secretary and Director of the Company. As of September 30, 2023, Esther Yang remaining shares is 4,999,000.

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

Business Overview

Hi-Great Group Company has been refocusing our efforts on an exclusive global licensing agreement pertaining to the KRAS gene. This gene is frequently mutated in a variety of cancers, including those affecting the pancreas, lungs, and colon, and is considered a pivotal “driver” mutation in cancer initiation. We will also uphold our commitment to marketing, selling, and distributing SellaCare, Inc.’s organic longevity health supplement under our existing worldwide exclusive license agreement. Furthermore, we plan to diversify into the thriving cosmetic sector as a strategic component of our sustainable revenue approach, all while retaining our presence in the other six industry sectors.

Results of Operation for the Nine Months Ended September 30, 2023 and 2022

Sales and Cost of Sales

For the nine months ended September 30, 2023, we had $95,782 of sales compared to $154,792 for the nine months ended September 30, 2022. Our cost of sales for the nine months ended September 30, 2023, was $29,370 compared to $96,272 for the nine months ended September 30, 2022. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the nine months ended September 30, 2023, we incurred $93,360 of professional fee expenses compared to $31,250 for the nine months ended September 30, 2022. The increase in professional fees in the current period is attributed to an increase of legal and audit expenses.

General and administrative

For the nine months ended September 30, 2023, we incurred $22,163 of general and administrative expense (“G&A”) compared to $63,819 for the nine months ended September 30, 2022. The decrease in the current year is attributed to a decrease of shipping expenses in this quarter.

Other income (expense)

For the nine months ended September 30, 2023, we had an interest expense of $0, compared to $0 for the nine months ended September 30, 2022.

Net loss

For the nine months ended September 30, 2023, the Company had a net loss of $95,555 as compared to a net loss of $104,409 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $818,951 and had a net loss of $95,555 for the nine months ended September 30, 2023.

Operating Activities

We had cash used of $7,492 for the nine months ended September 30, 2023, compared to cash used of $46,861 for the nine months ended September 30, 2022.

We had used $0 for investing activities for the nine months ended September 30, 2023, compared to investing $34,000 for a right of use of asset in the prior period.

We had used $12,250 for financing activities for the nine months ended September 30, 2023, compared to the used $30,471 for the nine months ended September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2023.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HI-GREAT GROUP HOLDING COMPANY

Date: November 13, 2023	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)