Form 10-K/A
period 2022-12-31
Hi-Great Group Holding Co
filed 2024-05-08
CIK 1807616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A-2

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

The number of shares outstanding of the issuer’s Common Stock as of May 06, 2024 was 100,000,000.

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

/s/ M. S. Madhava Rao

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

July 11, 2022

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

HI-GREAT GROUP HOLDING COMPANY

Date: May 08, 2024	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 08, 2024	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)