Form 10-K
period 2023-12-31
Hi-Great Group Holding Co
filed 2024-05-20
CIK 1807616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: As of most recently completed second fiscal quarter there is no active market for the registrant’s common stock.

The number of shares outstanding of the issuer’s Common Stock as of May 20, 2024 was 100,000,000.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2023.

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

Results of Operations for the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Sales and Cost of Sales

For the year ended December 31, 2023 we had $109,491 of sales compared to $207,854 for the year ended December 31, 2022. Our cost of sales for the year ended December 31, 2023 was $58,573 compared to $112,834 for the year ended December 31, 2022. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the year ended December 31, 2023 we incurred $87,997 of professional fee expenses compared to $40,700 for the year ended December 31, 2022. The decrease of professional fees in the current period is attributed to an decrease of audit, legal and accounting expenses.

Rent expense

For the year ended December 31, 2023 we incurred $0 of rent expense compared to $30,000 for the year ended December 31, 2022. We signed a lease agreement with Sella Property, LLC on March 16, 2020. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year.

Depreciation Expense

For the year ended December 31, 2023 we incurred $27,565 of Depreciation expense compared to $0 for the year ended December 31, 2022.

General and administrative

For the year ended December 31, 2023 we incurred $54,838 of G&A expense compared to $21,021 for the year ended December 31, 2022. The decrease in the current year is attributed to an decrease of expenses of the operation.

Other income (expense)

For the year ended December 31, 2023, we had interest expense of $2,276, compared to interest expense of $0 for the year ended December 31, 2022.

Net income

For the year ended December 31, 2023, the Company had a net loss of $121,758 as compared to a net income of $3,300 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $838,979 and had a net loss of $121,758 for the year ended December 31, 2023..

We used $44,435 from operating activities for the year ended December 31, 2023, compared to the used $84,612 for the year ended December 31, 2022.

We received $29,435 from investing activities for the year ended December 31, 2023, compared to received $58,000 for the year ended December 31, 2022.

We used $14,844 from financing activities for the year ended December 31, 2023, compared to a used cash of $55,980 for the year ended December 31, 2022.

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

ITEM 8 , FINANCIAL STATEMENTS AND SUPPLEMENTARY

M N VIJAYKUMAR Chartered Accountant

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Hi-Great Group Holding Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hi-Great Group Holding Company (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, comprehensive income, stockholder’s equity and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with the accounting principles generally accepted in United States of America.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by the management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M.N.VIJAY KUMAR
M.N.VIJAY KUMAR
DATE: 17th May 2024	PLACE: BENGALURU, INDIA

No.37, 1st Main, Vinayaka Layout, 3rd Stage, Vijaynagar, Bengaluru- 560040

Mobile: 9980949630, Email: vijaykumarmn17@gmail.com

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	December 31,	December 31,
	2023	2022
	(Audited)	(Audited)
ASSETS
Current assets:
Cash	$733	$30,577
Inventory	54,090	85,290
Advances to Suppliers	1,750	9,250
Receivable from Citi Bank	-	-
Total current assets	56,573	125,117

Non-current assets:
Right of use asset – operating lease – related party	27,565	57,000
Total assets	$84,138	$182,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$27,400	$1,400
Accounts payable – related party	-	-
Notes payable – related party	-	-
Loan payable – related party	-	-
Accrued royalty– related party	144,920	117,547
Deferred revenue	-	-
Operating lease obligation, current portion – related party	-	14,750
State Income Tax Payable	-	-
Total current liabilities	172,320	133,697

Non-Current Liabilities:
Right of Use Liabilities	21,231	42,250
Total Liabilities	193,551	175,947

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of December 30, 2022 and December 31, 2021, respectively	100,000	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(838,979)	(723,396)
Total stockholders’ equity	(109,413)	6,170

Total liabilities and stockholders’ equity	$84,138	$182,117

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For the years ended December 31,
	2023	2022
	Audited	Audited

Sales	$109,491	$207,854
Cost of Goods Sales	(31,200)	(51,964)
Cost of sales-royalty– related party	(27,373)	(60,870)
Gross profit	50,918	95,021

Operating expenses:
Professional fees	87,997	40,700
Depreciation Expense	27,565	-
Rent expense	-	30,000
General and administrative expenses	54,838	21,021
Total operating expense	170,400	91,721

Income (Loss) from operations	(119,482)	3,300

Other income (expense):
Interest income
Interest expense	(2,276)	-
Total other (expense) income	(2,276)	-

Net income (loss)	$(121,758)	$3,300
Net income (loss) per common share – basic and diluted	$-	$-
Weighted average common shares	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				5,289	5,289
Net Income				2,579	2,579
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(724,716)	$4,850
Adjustment				(1,980)	(1,980)
Net Income				3,300	3,300
Balance – December 31, 2022	100,000,000	$100,000	$629,566	$(723,396)	$6,170
Adjustment				6,176	6,176
Net Income				(121,758)	(121,758)
Balance – December 31, 2023	100,000,000	$100,000	$629,566	$(838,979)	$(109,413)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS

	For the twelve months ended
	December 31,
	2023	2022
Cash Flows from operating activities:
Net Income	$(121,758)	$3,300
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	31,200	(23,130)
Advances to Suppliers	7,500	(9,250)
Receivable from CitiBank	-	-
Accounts payable – related party	26,000	(57,340)
Accrued royalty	27,373	6,608
Accrued interest	-	-
Loan Payable	-	-
State Income Tax Payable	-	(800)
Operating Lease Obligation (Current Portion)	(14,750)	(4,000)
Net cash provided (used) by operating activities	(44,435)	(84,612)

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	29,435	58,000
Net cash provided (used) by investing activities	29,435	58,000

Cash Flows from Financing Activities:
Proceeds from common stock – related party	-	-
Proceeds from notes payable – related party	-	-
Operating Lease Obligation	(42,250)	(54,000)
Right of Use Liabilities	21,231	-
Retained Earnings	6,175	(1,980)
Net cash provided (used) by financing activities	(14,844)	(55,980)

Effect of exchange rate changes	-	-

Net change in cash	(29,844)	(82,592)

Cash at beginning of period	30,577	113,169
Cash at end of period	$733	$30,577

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. There were no cash equivalents for the year ended December 31, 2023 or 2022.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2023.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable estimates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2023 and 2022, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

As of December 31, 2023, a total of $0 in loan payable to related party.

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

Lease obligations at December 31, 2023 consisted of the following:

Right to Use Asset – USD 27565

Right to Use Liability – USD 21231

The following Cost related to the lease of the Company for the year ended December 31,2023

Lease Depreciation - USD 27565

Lease Interest - USD 2276

Total Lease Cost - USD 29841

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2023, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2023, due to resource constraints, material weaknesses became evident to management regarding our lack of resources and segregation of duties. The Company has not established an audit committee and lacks documentation of its internal control process. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by M N Vijaykumar & Associates, PLLC our Independent Registered Public Accounting Firm, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2023	2022
Audit fees	$32,250	$20,000
Audit-related fees	$-	$-
Tax fees	$-	$1,162
All other fees	$32,250	$21,162

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-K or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

HI-GREAT GROUP HOLDING COMPANY

Date: May 20, 2024	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)