Form 10-Q
period 2024-03-31
Hi-Great Group Holding Co
filed 2024-05-30
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 29, 2024, the issuer had 100,000,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended March 31, 2024, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,687	$733
Inventory	51,480	54,090
Advances to Suppliers	1,750	1,750
Receivable from Citi Bank	-	-
Total current assets	54,917	56,573

Non-current assets:
Right of use asset – operating lease – related party	27,565	27,565
Total assets	$82,482	$84,138

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$27,400	$27,400
Accounts payable – related party	-	-
Notes payable – related party	-	-
Loan payable – related party	-	-
Accrued royalty– related party	147,182	144,920
Deferred revenue	-	-
Operating lease obligation, current portion – related party	-	-
State Income Tax Payable	-	-
Total current liabilities	174,582	172,320

Non-Current Liabilities:
Operating lease obligation – related party	21,231	21,231
Total Liabilities	195,813	193,551

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of December 30, 2022 and December 31, 2021, respectively	100,000	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(842,897)	(838,979)
Total stockholders’ equity	(113,331)	(109,413)

Total liabilities and stockholders’ equity	$82,482	$84,138

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For three months ended Mar 31
	2024	2023
	(Unaudited)	(Unaudited)

Sales	$9,050	$24,269
Cost of sales-royalty– related party	(2,263)	(4,317)
Cost of goods sales	(2,610)	(7,080)
Gross profit	4,178	12,872

Operating expenses:
Professional fees	6,500	7,000
Depreciation Expense		27,565
Rent expense	-	(22,500)
General and administrative expenses	1,596	6,490
Total operating expense	8,096	18,555

Income (Loss) from operations	(3,918)	(5,683)

Other income (expense):
Interest income
Interest expense		(2,276)
Total other (expense) income	-	(2,276)

Net income (loss)	$(3,918)	$(7,959)
Net income (loss) per common share – basic and diluted	$-	$-
Weighted average common shares	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MAR 31, 2024 AND 2023

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				5,289	5,289
Net Income				2,579	2,579
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(724,716)	$4,850
Adjustment				(1,980)	(1,980)
Net Income				3,300	3,300
Balance – December 31, 2022	100,000,000	$100,000	$629,566	$(723,396)	$6,170
Net Income				(7,959)	(7,959)
Balance – March 31, 2023	100,000,000	$100,000	$629,566	$(731,355)	$(1,789)
Net Income				(58,599)	(58,599)
Balance – June 30, 2023	100,000,000	$100,000	$629,566	$(789,954)	$(60,388)
Net Income				(24,838)	(24,838)
Balance – September 30, 2023	100,000,000	$100,000	$629,566	$(814,792)	$(85,226)
Adjustment				6,175	6,175
Net Income				(30,361)	(30,361)
Balance – December 31, 2023	100,000,000	$100,000	$629,566	$(838,979)	$(109,413)
Net Income				(3,918)	(3,918)
Balance – March 31, 2024	100,000,000	$100,000	$629,566	$(842,897)	$(113,331)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unadited)

	For the three months ended
	Mar 31,
	2024	2023

Cash Flows from operating activities:
Net Income	$(3,918)	$(7,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	2,610	7,080
Advances to Suppliers	-	7,500
Receivable from CitiBank	-	-
Accounts payable – related party	-	(4,000)
Accrued royalty	2,263	4,317
Accrued interest	-	-
Loan Payable	-	-
State Income Tax Payable	-	-
Operating Lease Obligation (Current Portion)	-	12,250
Net cash provided (used) by operating activities	954	19,188

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	-	29,435
Net cash provided (used) by investing activities	-	29,435

Cash Flows from Financing Activities:
Proceeds from common stock – related party	-	-
Right of Use Liabilities	-	(35,610)
Operating Lease Obligation	-	(12,409)
Retained Earnings	-	6,175
Net cash provided (used) by financing activities	-	(41,844)

Effect of exchange rate changes	-	-

Net change in cash	954	6,779

Cash at beginning of period	733	30,577
Cash at end of period	$1,687	$37,356

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$0

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending March 31, 2024. The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

Reclassifications

No reclassifications have been made to the current period financial information to conform to the presentation used in the financial statements for the nine months ended March 31, 2024.

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

As of March 31, 2024, a total of $0 in loan payable to related party.

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

Lease Depreciation -USD 27565

Lease Interest -USD 2276

Total Lease Cost -USD 29841

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

On April 16, 2020, Esther Yang through a Share Purchase Agreement sold 65,001,000 of the 70,000,000 shares she had purchased from Custodian Ventures, LLC in the Company to Jun Ho Yang and Ho Soon Yan. On April 22, 2020, she resigned as Corporate Secretary and Director of the Company. As of March 31, 2024, Esther Yang remaining shares is 4,999,000.

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

Results of Operation for the Nine Months Ended March 31, 2024 and 2022

Sales and Cost of Sales

For the three months ended March 31, 2024, we had $9,050 of sales compared to $24,269 for the three months ended March 31, 2023. Our cost of sales for the three months ended March 31, 2024, was $4,873 compared to $11,397 for the three months ended March 31, 2023. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended March 31, 2024, we incurred $6,500 of professional fee expenses compared to $7,000 for the three months ended March 31, 2023. The decrease in professional fees in the current period is attributed to an decrease of legal and audit expenses.

General and administrative

For the three months ended March 31, 2024, we incurred $1,596 of general and administrative expense (“G&A”) compared to $6,490 for the three months ended March 31, 2023. The decrease in the current year is attributed to a decrease of shipping expenses in this quarter.

Other income (expense)

For the three months ended March 31, 2024, we had an interest expense of $0, compared to $2,276 for the three months ended March 31, 2023.

Net loss

For the three months ended March 31, 2024, the Company had a net loss of $3,918 as compared to a net loss of $7,959 for the three months ended March 31, 2023.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $842,897 and had a net loss of $3,918 for the three months ended March 31, 2024.

Operating Activities

We had cash received of $954 for the three months ended March 31, 2024, compared to cash received of $19,188 for the three months ended March 31, 2023.

We had used $0 for investing activities for the three months ended March 31, 2024, compared to investing $29,435 for a right of use of asset in the prior period.

We had used $0 for financing activities for the three months ended March 31, 2024, compared to the used $41,844 for the three months ended March 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2024.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HI-GREAT GROUP HOLDING COMPANY

Date: May 30, 2024	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 30, 2024	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)