Form 10-Q
period 2024-09-30
Hi-Great Group Holding Co
filed 2024-11-01
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sep 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2024, the issuer had 100,000,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended September 30, 2024, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	Sep 30,	Dec 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$3,532	$733
Inventory	41,520	54,090
Advances to Suppliers	1,750	1,750
Receivable from Citi Bank	-	-
Total current assets	46,802	56,573

Non-current assets:
Right of use asset – operating lease – related party	13,783	27,565
Total assets	$60,585	$84,138

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,400	$27,400
Accounts payable – related party	-	-
Notes payable – related party	3,000	-
Loan payable – related party	-	-
Accrued royalty– related party	158,845	144,920
Deferred revenue	-	-
Operating lease obligation, current portion – related party	-	21,231
State Income Tax Payable	-	-
Total current liabilities	191,245	193,551

Non-Current Liabilities:
Operating lease obligation – related party	7,369	-
Total Liabilities	198,614	193,551

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of December 30, 2022 and December 31, 2021, respectively	100,000	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(867,595)	(838,979)
Total stockholders’ equity	(138,029)	(109,413)

Total liabilities and stockholders’ equity	$60,585	$84,138

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For three months ended Sep 30		For nine months ended Sep 30
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$31,370	$33,950	$55,700	$95,782
Cost of sales-royalty– related party	(7,843)	(8,488)	(13,925)	(23,944)
Cost of goods sales	(5,880)	(8,550)	(12,570)	(29,370)
Gross profit	17,648	16,913	29,205	42,468

Operating expenses:
Professional fees	20,100	18,000	34,600	93,360
Depreciation Expense	-	-	13,782	-
Rent expense	-	7,500	-	22,500
General and administrative expenses	2,854	16,250	8,302	22,163
Total operating expense	22,954	41,751	56,684	138,023

Income (Loss) from operations	(5,306)	(24,838)	(27,479)	(95,555)

Other income (expense):
Interest income
Interest expense	-	-	(1,138)	-
Total other (expense) income	-	-	(1,138)	-

Net income (loss)	$(5,306)	$(24,838)	$(28,617)	$(95,555)
Net income (loss) per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEP 30, 2024 AND 2023

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				5,289	5,289
Net Income				2,579	2,579
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(724,716)	$4,850
Adjustment				(1,980)	(1,980)
Net Income				3,300	3,300
Balance – December 31, 2022	100,000,000	$100,000	$629,566	$(723,396)	$6,170
Net Income				(7,959)	(7,959)
Balance – March 31, 2023	100,000,000	$100,000	$629,566	$(731,355)	$(1,789)
Net Income				(58,599)	(58,599)
Balance – June 30, 2023	100,000,000	$100,000	$629,566	$(789,954)	$(60,388)
Net Income				(24,838)	(24,838)
Balance – September 30, 2023	100,000,000	$100,000	$629,566	$(814,792)	$(85,226)
Adjustment				6,175	6,175
Net Income				(30,361)	(30,361)
Balance – December 31, 2023	100,000,000	$100,000	$629,566	$(838,979)	$(109,413)
Net Income				(11,378)	(11,378)
Balance – March 31, 2024	100,000,000	$100,000	$629,566	$(850,357)	$(120,791)
Net Income				(11,932)	(11,932)
Balance – June 30, 2024	100,000,000	$100,000	$629,566	$(862,289)	$(132,723)
Net Income				(5,306)	(5,306)
Balance – Sep 30, 2024	100,000,000	$100,000	$629,566	$(867,595)	$(138,029)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unadited)

	For the nine months ended Sep 30,
	2024	2023

Cash Flows from operating activities:
Net Income	$(28,617)	$(95,555)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	12,570	29,370
Advances to Suppliers	-	7,500
Receivable from CitiBank	-	-
Accounts payable – related party	2,000	15,000
Accrued royalty	13,925	23,943
Accrued interest	-	-
Loan Payable	-	-
State Income Tax Payable	-	-
Operating Lease Obligation (Current Portion)	-	12,250
Net cash provided (used) by operating activities	(122)	(7,492)

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	13,782	-
Net cash provided (used) by investing activities	13,782	-

Cash Flows from Financing Activities:
Notes Payable	3,000	-
Right of Use Liabilities	(21,231)	-
Operating Lease Obligation	7,369	(12,250)
Retained Earnings	-	-
Net cash provided (used) by financing activities	(10,862)	(12,250)

Effect of exchange rate changes	-	-

Net change in cash	2,798	(19,742)

Cash at beginning of period	733	30,577
Cash at end of period	$3,532	$10,835

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$0

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the nine months ending September 30, 2024. The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

Reclassifications

No reclassifications have been made to the current period financial information to conform to the presentation used in the financial statements for the nine months ending September 30, 2024.

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

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of September 30, 2024, $53,365 of licensing expense has been accrued.

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

As of September 30, 2024, a total of $0 in loan payable to related party.

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

Lease obligations at September 30, 2024 consisted of the following:

Right to Use Asset – USD 13,783

Right to Use Liability – USD 7,369

The following Cost related to the lease of the Company for the year ended September 30, 2024

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

Results of Operation for the Nine Months Ended September 30, 2024 and 2023

Sales and Cost of Sales

For the nine months ended September 30, 2024, we had $55,700 of sales compared to $154,792 for the nine months ended September 30, 2023. Our cost of sales for the nine months ended September 30, 2024, was $26,495 compared to $141,632 for the nine months ended September 30, 2023. The Company just recently started to generate revenue in the beginning of 2020.

Professional fees

For the nine months ended September 30, 2024, we incurred $34,600 of professional fee expenses compared to $31,250 for the nine months ended September 30, 2023. The increase in professional fees in the current period is attributed to an increase of legal and audit expenses.

General and administrative

For the nine months ended September 30, 2024, we incurred $8,302 of general and administrative expense (“G&A”) compared to $63,819 for the nine months ended September 30, 2023. The decrease in the current year is attributed to a decrease of revenue in this quarter.

Other income (expense)

For the nine months ended September 30, 2024, we had an interest expense of $1,138 compared to expense of $0 for the nine months ended September 30, 2023.

Net loss

For the nine months ended September 30, 2024, the Company had a net loss of $28,617 as compared to a net loss of $95,555 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $867,595 and had a net loss of $28,617 for the nine months ended September 30, 2024.

Operating Activities

We had cash used $122 for the nine months ended September 30, 2024, compared to cash used of $7,492 for the nine months ended September 30, 2023.

We had invested $13,782 for investing activities for the nine months ended September 30, 2024, compared to invested $0 for a right of use of asset in the prior period.

We had used $10,862 for financing activities for the nine months ended September 30, 2024, compared to the used $12,250 for the nine months ended September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2024.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HI-GREAT GROUP HOLDING COMPANY

Date: November 1, 2024	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2024	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)