Form 10-K
period 2024-12-31
Hi-Great Group Holding Co
filed 2025-05-06
CIK 1807616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The number of shares outstanding of the issuer’s Common Stock as of December 31, 2024 was 100,000,000.

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

Business Overview

Hi-Great Group Holding Company believes Agritourism is a field that is growing in popularity as landowners, and farmers try to meet the social and economic demands of urban residents that are demanding growing space for private organic gardens they can use to grow and harvest food for their families. They are seeking a resort experience that offers a safe, healthy, and family-friendly environment, with affordable weekend getaway options located conveniently close to home.

Agritourism operations exist throughout the United States and the world. “Agritourism” is often used interchangeably with terms like “agri-tourism,” “agrotourism,” “farm tourism,” “agricultural tourism,” and “agritainment”.The company will provide a weekend gardening resort destination for all types of guests wanting to lease and own a weekend farming getaway close to the urban Los Angeles and surrounding communities. By combining agriculture with weekend family farm experiences, HI Great Group Holding Company can create a profitable and predictable revenue stream that complements its existing organic supplements business. In addition, the ability to single-source organic herbs and materials for our future proprietary product lines will reduce costs associated with developing new blends.

The concept of the Family Weekend Farm is gaining international popularity, as more consumers seek to escape urban work environments for relaxing weekend getaways that offer both farming experiences and family-friendly retreats. The company’s current location, near Los Angeles, is within a one-hour drive of major California ski resorts in the winter and a large lake resort destination in the spring and summer. To enhance the guest experience, the company plans to partner with entertainment providers and local tour operators offering family day trips to nearby attractions.

The Company will build out its weekend Farming Resort with space for 3,000 individual gardens hosting a portable cabin of the new members choice and selected and customized during the Individual Club Membership Process and Initiation. Each New Member will have one to four build-out cottage options depending on size and floor plans to be placed on their individual gardening parcel. These cottages will be built with reclaimed materials and reusable shipping containers as part of the portable cottage build out packages. HIGR cottages will use solar panels when available to reduce carbon footprint as an option for each member. HIGR will also look to entertain the cost of providing the solar panels in exchange for the solar energy generated by each member. The company is looking to partner with leading solar producers in California and take advantage of all tax credits currently available for Solar Energy and Organic Farming. The Final Phase will be to create a franchise model for approved Farmland Owners across the Nation and World to buy into a turnkey operation for their privately owned farmland that is currently unused as the global demand for Clean Organic Weekend Farms is now changing with our new socially responsible culture and the public is demanding these types of weekend farms.

The Weekend Garden Resort will be built out in Three Phases:

Phase One:

●	Resort Headquarters, Central Family Area and Club House.

●	Communal Restrooms, Showers and Washing Stations for Campers and Guests.

●	Special Family Friendly Entertainment Venues

●	Build out of Cabin Models Show Room

●	Foundation Preparation for the first 1000 parcels

●	Create build out facility for shipping container storage and model build outs.

●	Website and Marketing

●	Install Internet for HIGR members

Phase Two:

●	Focus on build out of the next 1,000 parcels regarding planning and site preparation

●	Focus marketing and sales efforts on free media opportunities, including internet platforms, television human-interest segments, and travel channels.

●	Build Garden Center for Organic Co- Op, gardening supplies, daily or weekend equipment and cart rentals.

●	Establish a partnership with a local healthy catering company to lease a portable container in the clubhouse area, providing weekend gardeners and their families with on-site dining options. The setup will include both indoor and outdoor seating for families.

Phase Three:

●	Continue forward with the foundation of the Company’s business plan as a weekend farming destination.

●	Onsite portable cottages for full-time employees at a reduced rent

●	Continue selling memberships and maximizing additional revenue streams

●	Start planning and looking for a second site in a set criteria location

●	Work to become a national leader in weekend farming destination travel by partnering with similar venues across the country.

●	Build out the Turnkey Weekend Farming Franchise Owner Model with revenue sharing.

Worldwide Demand for Weekend Family Farms

Family Weekend Farming is growing in popularity across the world. Countries such as Germany, the United Kingdom, France, and Russia have established small-scale agricultural production spaces early on, focusing on urban residents’ close proximity to farming and farming villages in urban or rural areas. Based on this, they have systematically developed functions of providing rest areas and children’s education centers as well as mental and physical health. The names of these types of spaces are also called differently depending on the history and culture of each country. England is called ‘Allotmentgarden’ and means ‘a divided garden’. And Germany means ’small garden’ because it is ‘Klingarten’. It originated from the Russian era when Russia granted land in the name of ‘Dacha’, meaning ‘to share’. Japan accepts the concept of Kleingarten in Germany and calls it a “citizen farm.” In addition, Japan clarifies the definition of citizen farm concept through the Citizen Farm Improvement Promotion Act and actively expands and distributes it to foster national sentiment, maintain health, and preserve farmland. In Korea, there are already “weekend farms” outside the city; however, compared with the farms in other countries, it is only in beginning stages. Until now, this type of facilities in foreign countries had been referred to as “national farms,” “weekend farms,” “leisure farms,” and “hobby farms,” but the term “family farms” was deemed to be the most appropriate rather than weekend farms.

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

The weekend family farming market in California and the United States is relatively new in both execution and concept. Therefore, HIGR Family Weekend Farm is uniquely positioned to capitalize on the growth of this sector and become a strong leader in these emerging markets.

Growing Market Sector and the Popularity of Agritourism

Agritourism presents a unique opportunity to combine aspects of the tourism and agriculture industries to provide a number of financial, educational, and social benefits to tourists and small family farmers looking for an organic community to be an ongoing part of. Agritourism offers the company an opportunity to generate additional income in a relatively new sector, while also enhancing its organic herbal supplement business through direct marketing to consumers. The company’s Family Weekend Farm, with its members, will further boost local tourism, as it is strategically located near several family-centric weekend destinations.

Intellectual Property

Company owns the licensing rights to the chelated method: world patent (patent number: 5128139) and uses this patent in the manufacturing of proprietary formulations for nutritional supplements.

ITEM 1A, RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Risks Management and Strategy

Our day-to-day operations are managed by our management team under the oversight of our Board. As such, we rely on it’s cybersecurity program, as discussed herein, for assessing, identifying, and managing material risks to our business from cybersecurity threats. With oversight from our Board, our management team has implemented an enterprise-wide information security program designed to identify, protect against, detect, assess, respond to, and manage reasonably foreseeable cybersecurity risks and threats to our systems, some of which are supported by third parties. These processes are integrated into our overall risk management systems. To protect our systems from cybersecurity threats, the management team uses various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting and monitoring and detection tools. Our risk management processes extend into the oversight and identification of threats associated with our use of third-party service providers, including through due diligence of such providers’ cybersecurity practices, contractual obligations to operate their IT systems in accordance with cybersecurity standards and ongoing monitoring.

The management team is responsible for establishing and monitoring the integrity and effectiveness of our controls and other procedures, which are designed to ensure that all information required to be disclosed is recorded, processed, summarized and reported accurately and on a timely basis, and all such information is accumulated and communicated to management and the Board, as appropriate, to allow for timely decisions regarding such disclosures. The controls and procedures subject to the Board’s oversight include processes related to managing material risks from cybersecurity threats.

As of the date of this Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including in our business strategy, results of operations or financial condition. However, our business is highly dependent on our ability to collect, use, store and manage organizational and property data. If any of our significant information and data management systems do not operate properly or are disabled, we could suffer a material disruption of our business or managing real estate, loss of sensitive data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, natural disasters, political instability, terrorist attacks, sabotage, computer viruses, deliberate attempts to disrupt our computer systems through “hacking,” “phishing,” or other forms of both deliberate or unintentional cyber-attack, or our inability to occupy our office location. See “Part I, Item 1A. Risk Factors” for more information on risks from cybersecurity threats that are reasonably likely to materially affect our business strategy, results of operations and financial condition.

Governance

The Board oversees the Company’s risk management policies, including the management of risks arising from cybersecurity threats and the steps that management has taken to protect against threats to the Company’s information systems and security. Our management team works to conceive, implement and monitor the program designed to protect information systems from cybersecurity threats and to promptly respond to any security incidents. Our management team will promptly notify the General Counsel and other executive officers of any cybersecurity events, with material cybersecurity events promptly communicated to the Board and publicly disclosed as deemed necessary.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2024.

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

For the 12 months following the commencement of the offering the Company will focus on two areas of operations. These two core business activities will be the continued sales of Nutritional Health Supplements and the build out of the Harvest Island Garden Resort.

The Nutritional Health Supplements will be sold primarily online, and the new retail website is currently being redesigned and developed to increase internet traffic and customer retention. For the first 12 months, no additional products will be added to the current supplement line. New branding is currently in development to update the marketing and online presence, ensuring the company stands out in the highly competitive nutritional supplement industry. The Company plans to update the customer experience with online videos with renowned experts in the patent areas of alkalization, amino acids, advanced minerals and the use of whole rice concentrates and how these methods and ingredients may help the user increase overall health and wellness.

Results of Operations for the Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

Sales and Cost of Sales

For the year ended December 31, 2024 we had $69,210 of revenue compared to $109,491 for the year ended December 31, 2023. Our cost of sales for the year ended December 31, 2024 was $35,243 compared to $58,573 for the year ended December 31, 2023. The Company began generating revenue in the beginning of 2020.

Professional fees

For the year ended December 31, 2024 we incurred $50,050 of professional fee expenses compared to $87,997 for the year ended December 31, 2023. The decrease of professional fees in the current period is attributed to a decrease in audit, legal and accounting expenses.

Depreciation Expense

For the year ended December 31, 2024 we incurred $20,673 of depreciation expense compared to $27,565 for the year ended December 31, 2023.

General and administrative

For the year ended December 31, 2024 we incurred $12,754 of G&A expense compared to $54,838 for the year ended December 31, 2023. The decrease in the current year is attributed to lower operational expenses.

Other income (expense)

For the year ended December 31, 2024, we had an interest expense of $1,707, compared to an interest expense of $2,276 for the year ended December 31, 2023.

Net income

For the year ended December 31, 2024, the Company had a net loss of $48,616 as compared to a net loss of $121,758 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has just recently begun to generate revenue. We have an accumulated deficit of $892,794 and had a net loss of $48,616 for the year ended December 31, 2024.

We generated $16,127 from operating activities for the year ended December 31, 2024, compared to the used cash of $40,435 for the year ended December 31, 2023.

We received $20,673 from investing activities for the year ended December 31, 2024, compared to $29,435 received for the year ended December 31, 2023.

We used $34,660 from financing activities for the year ended December 31, 2024, compared to $19,577 cash used for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 8 , FINANCIAL STATEMENTS AND SUPPLEMENTARY

M N VIJAYKUMAR Chartered Accountant

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Hi-Great Group Holding Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hi-Great Group Holding Company (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, comprehensive income, stockholder’s equity and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with the accounting principles generally accepted in United States of America.

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

/s/ M.N.VIJAY KUMAR
M.N.VIJAY KUMAR
DATE: May 5, 2025	PLACE: BENGALURU, INDIA

No.37, 1st Main, Vinayaka Layout, 3rd Stage, Vijaynagar, Bengaluru- 560040

Mobile: 9980949630, Email: vijaykumarmn17@gmail.com

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	December 31,	December 31,
	2024	2023
	(Audited)	(Audited)
ASSETS
Current assets:
Cash	$2,140	$-
Inventory	76,150	54,090
Advances to Suppliers	1,750	1,750
Prepaid Assets	-	12,000
Total current assets	80,040	67,840

Non-current assets:
Right of use asset – operating lease – related party	6,892	27,565
Total assets	$86,932	$95,405

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$87,500	$32,567
Accounts payable – related party	-	-
Notes payable – related party	-	-
Loan payable – related party	-	-
Accrued royalty– related party	162,222	144,920
Deferred revenue	-	-
Operating lease obligation, current portion – related party	-	-
State Income Tax Payable	-	-
Total current liabilities	249,722	177,487

Non-Current Liabilities:
Right of Use Liabilities	438	21,231
Total Liabilities	250,160	198,718

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of December 30, 2024 and December 31, 2023, respectively	100,000	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(892,794)	(832,878)
Total stockholders’ equity	(163,229)	(103,312)

Total liabilities and stockholders’ equity	$86,932	$95,405

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For the years ended December 31,
	2024	2023
	Audited	Audited

Sales	$69,210	$109,491
Cost of Goods Sales	(17,940)	(31,200)
Cost of sales-royalty– related party	(17,303)	(27,373)
Gross profit	33,968	50,918

Operating expenses:
Professional fees	50,050	87,997
Depreciation Expense	20,673	27,565
Rent expense	-	-
General and administrative expenses	12,754	54,838
Total operating expense	83,477	170,400

Income (Loss) from operations	(49,509)	(119,482)

Other income (expense):
Interest income	893
Interest expense		(2,276)
Total other (expense) income	893	(2,276)

Net income (loss)	$(48,616)	$(121,758)
Net income (loss) per common share – basic and diluted	$-	$-
Weighted average common shares	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2024 AND 2023

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				5,289	5,289
Net Income				2,579	2,579
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(724,716)	$4,850
Adjustment				(1,980)	(1,980)
Net Income				3,300	3,300
Balance – December 31, 2022	100,000,000	$100,000	$629,566	$(723,396)	$6,170
Adjustment				12,276	12,276
Net Income				(121,758)	(121,758)
Balance – December 31, 2023	100,000,000	$100,000	$629,566	$(832,878)	$(103,312)
Adjustment				(11,300)	(11,300)
Net Income				(48,616)	(48,616)
Balance – December 31, 2024	100,000,000	$100,000	$629,566	$(892,794)	$(163,229)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS

	For the twelve months ended
	December 31,
	2024	2023
Cash Flows from operating activities:
Net Income	$(48,616)	$(121,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	(22,060)	31,200
Advances to Suppliers	-	7,500
Receivable from/Payable to bank	-	-
Accounts payable – related party	57,500	30,000
Accrued royalty	17,303	27,373
Accrued interest	-	-
Deferred Cost of Goods Sold	12,000	-
State Income Tax Payable	-	-
Operating Lease Obligation (Current Portion)	-	(14,750)
Net cash provided (used) by operating activities	16,127	(40,435)

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	20,673	29,435
Net cash provided (used) by investing activities	20,673	29,435

Cash Flows from Financing Activities:
Proceeds from common stock – related party	-	-
Proceeds from notes payable – related party	-	-
Operating Lease Obligation	438	(42,250)
Right of Use Liabilities	(21,231)	21,231
Retained Earnings	(13,867)	1,442
Net cash provided (used) by financing activities	(34,660)	(19,577)

Effect of exchange rate changes	-	-

Net change in cash	2,140	(30,577)

Cash at beginning of period	-	30,577
Cash at end of period	$2,140	$-

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. There were $2,140 in cash equivalents for the year ended December 31, 2024 and no cash equivalents for the year ended 2023.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2024.

Revenue Recognition

The Company records revenue in accordance with FASB Accounting Standards Codification (“ASC”) as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue. The Company is involved in Agritourism and sells herbal supplements. The Company sells herbal supplements it buys directly from SellaCare, Inc. and sells those supplements under the SellaCare brand. SellaCare, Inc is a company that is controlled by the Company’s majority shareholder.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2024 and 2023, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of December 31, 2024, $162,222 of licensing fees have been accrued.

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

Lease obligations at December 31, 2024 consisted of the following:

Right to Use Asset – USD 6,892

Right to Use Liability – USD 438

The following Cost related to the lease of the Company for the year ended December 31, 2024

Lease Depreciation - USD 20,673

Lease Interest - USD 1,707

Total Lease Cost - USD 22,380

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2024, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2024, due to resource constraints, material weaknesses became evident to management regarding our lack of resources and segregation of duties. The Company has not established an audit committee and lacks documentation of its internal control process. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

The officers and directors are as follows:

Name	Age	Positions Held
Alex Jun Ho Yang (1)	58	CEO and Chairman
Ho Soon Yang (2)	52	CFO, Treasurer and Secretary

(1)	On February 25, 2020, Alex Jun Ho Yang was appointed to the Board of Director, and as President and Chief Executive Officer,

(2)	On October 14, 2019, Ho Soon Yang consented to act as the President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company. On February 25, 2020, Ho Soon Yang resigned as President, Chief Executive Officer, and Secretary, but remained Chief Financial Officer and Treasurer.

(3)	On April 24, 2020. Madeline Choi was appointed as Secretary to the Company by the Current Board of Directors. On September 22, 2022, Madeline Choi resigned as Secretary. Ho Soon Yang was appointed as Secretary of the Company by the Board of Directors.

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

ITEM 11, EXECUTIVE COMPENSATION

Madeline Choi received 1,000,000 shares as compensation in 2020. No officer or directors of the Company has received any compensation since 2019.

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

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of December 31, 2024, $162,222 of licensing fees have been accrued.

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

As of December 31, 2024, there is no loan payable to another related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by M N Vijaykumar & Associates, PLLC our Independent Registered Public Accounting Firm, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2024	2023
Audit fees	$9,350	$9,750
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$9,350	$9,750

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

HI-GREAT GROUP HOLDING COMPANY

Date: May 5, 2025	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2025	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)