Form 10-Q
period 2025-03-31
Hi-Great Group Holding Co
filed 2025-06-06
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 30, 2025, the issuer had 101,500,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended March 31, 2025, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	MAR 31,	Dec 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$207	$2,140
Inventory	70,870	76,150
Advances to Suppliers	-	1,750
Receivable from Citi Bank	-	-
Total current assets	71,077	80,040

Non-current assets:
Right of use asset – operating lease – related party	-	6,892
Total assets	$71,077	$86,932

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$87,500	$87,500
Accrued expenses	1,300	-
Notes payable – related party	-	-
Loan payable – related party	-	-
Accrued royalty– related party	164,443	162,222
Deferred revenue	-	-
Operating lease obligation, current portion – related party	-	-
State Income Tax Payable	-	-
Total current liabilities	253,243	249,722

Non-Current Liabilities:
Operating lease obligation – related party	-	438
Total Liabilities	253,243	250,160

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	100,000	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(911,732)	(892,794)
Total stockholders’ equity	(182,166)	(163,229)

Total liabilities and stockholders’ equity	$71,077	$86,932

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For three months ended March 31
	2025	2024
	(Unaudited)	(Unaudited)

Sales	$8,883	$9,050
Cost of sales-royalty– related party	(5,280)	(2,610)
Cost of goods sales	(2,221)	(2,263)
Gross profit	1,382	4,178

Operating expenses:
Professional fees	9,950	6,500
Depreciation Expense	6,891	6,891
Rent expense	-	-
General and administrative expenses	3,916	1,596
Total operating expense	20,758	14,987

Income (Loss) from operations	(19,376)	(10,809)

Other income (expense):
Interest income	438	2,600
Interest expense	-	(569)
Total other (expense) income	438	2,031

Net income (loss)	$(18,938)	$(8,778)
Net income (loss) per common share – basic and diluted	$-	$-
Weighted average common shares	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED March 31, 2025 AND 2024

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2023	100,000,000	$100,000	$629,566	$(832,878)	$(103,313)
Adjustment				(2,600)	(2,600)
Net Income				(8,778)	(8,778)
Balance – March 31, 2024	100,000,000	$100,000	$629,566	$(844,256)	$(114,691)
Adjustment				(12,000)	(12,000)
Net Income				(19,932)	(19,932)
Balance – June 30, 2024	100,000,000	$100,000	$629,566	$(876,188)	$(146,623)
Net Income				(14,296)	(14,296)
Balance – September 30, 2024	100,000,000	$100,000	$629,566	$(890,485)	$(160,919)
Adjustment				3,300	3,300
Net Income				(5,610)	(5,610)
Balance – December 31, 2024	100,000,000	$100,000	$629,566	$(892,794)	$(163,229)
Net Income				(18,938)	(18,938)
Balance – Mar 31, 2025	100,000,000	$100,000	$629,566	$(911,732)	$(182,166)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended Mar 31,
	2025	2024

Cash Flows from operating activities:
Net Income	$(18,938)	$(8,778)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	5,280	2,610
Advances to Suppliers	1,750	-
Overdraft	-	(956)
Accrued Expenses	1,300	-
Accrued royalty	2,221	2,263
Accrued interest	-	-
Accounts Payable	-	7,500
State Income Tax Payable	-	-
Operating Lease Obligation (Current Portion)	-	-
Net cash provided (used) by operating activities	(8,387)	2,639

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	6,892	6,892
Net cash provided (used) by investing activities	6,892	6,892

Cash Flows from Financing Activities:
Notes Payable	-	-
Right of Use Liabilities	(438)	14,300
Operating Lease Obligation	-	(21,231)
Retained Earnings	-	(2,600)
Net cash provided (used) by financing activities	(438)	(9,531)

Effect of exchange rate changes	-	-

Net change in cash	(1,933)	-

Cash at beginning of period	2,140	-
Cash at end of period	$207	$-

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$0

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the nine months ending March 31, 2025. The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

Reclassifications

No reclassifications have been made to the current period financial information to conform to the presentation used in the financial statements for the nine months ending March 31, 2025.

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

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of March 31, 2025, $164,443 of licensing expense has been accrued.

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

Lease obligations at March 31, 2025 consisted of the following:

Right to Use Asset – USD $0

Right to Use Liability – USD $0

The following Cost related to the lease of the Company for the year ended March 31, 2025

Lease Depreciation -USD $6,892

Lease Interest -USD $0

Total Lease Cost -USD $6,892

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

On April 16, 2020, Esther Yang through a Share Purchase Agreement sold 65,001,000 of the 70,000,000 shares she had purchased from Custodian Ventures, LLC in the Company to Jun Ho Yang and Ho Soon Yan. On April 22, 2020, she resigned as Corporate Secretary and Director of the Company. As of March 31, 2025, Esther Yang remaining shares is 4,999,000.

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

Results of Operation for the Three Months Ended March 31, 2025 and 2024

Sales and Cost of Sales

For the three months ended March 31, 2025, we had $8,883 of sales compared to $9,050 for the three months ended March 31, 2024. Our cost of sales for the three months ended March 31, 2025, was $7,501 compared to $4,873 for the three months ended March 31, 2024. The Company started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended March 31, 2025, we incurred $9,950 of professional fee expenses compared to $6,500 for the three months ended March 31, 2024. The increase in professional fees in the current period is attributed to an increase of audit expenses.

General and administrative

For the three months ended March 31, 2025, we incurred $3,916 of general and administrative expense (“G&A”) compared to $1,596 for the three months ended March 31, 2024. The increase in the current year is attributed to an increase of bad debt expenses and other expenses in this quarter.

Other income (expense)

For the three months ended March 31, 2025, we had an interest expense of $0, compared to $569 for the three months ended March 31, 2024.

Net loss

For the three months ended March 31, 2025, the Company had a net loss of $18,938 as compared to a net loss of $8,778 for the three months ended March 31, 2024.

Liquidity and Capital Resources

We have an accumulated deficit of $911,732and had a net loss of $18,938 for the three months ended March 31, 2025.

Operating Activities

We had used $8,387 from our operations for the three months ended March 31, 2025, compared to cash received of $2,631 for the three months ended March 31, 2024.

We generated $6,892 from investing activities for the three months ended March 31, 2025, compared to generating $6,892 from investing activities for a right of use of asset in the prior period.

We had used $438 for financing activities for the three months ended March 31, 2025, compared to $9,531 used for the three months ended March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2025.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HI-GREAT GROUP HOLDING COMPANY

Date: June 5, 2025	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 5, 2025	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)