Form 10-Q
period 2025-06-30
Hi-Great Group Holding Co
filed 2025-09-04
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of Sep 3, 2025, the issuer had 102,500,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended June 30, 2025, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	Jun 30,	Dec 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$222	$2,140
Inventory	68,800	76,150
Advances to Suppliers	-	1,750
Receivable from Citi Bank	-	-
Total current assets	69,022	80,040

Non-current assets:
Right of use asset – operating lease – related party	-	6,892
Total assets	$69,022	$86,932

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$88,005	$87,500
Accrued expenses	10,750	-
Notes payable – related party	-	-
Loan payable – related party	-	-
Accrued royalty– related party	166,977	162,222
Deferred revenue	-	-
Operating lease obligation, current portion – related party	-	-
State Income Tax Payable	-	-
Total current liabilities	265,732	249,722

Non-Current Liabilities:
Operating lease obligation – related party	-	438
Total Liabilities	265,732	250,160

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 102,500,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	102,500	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(928,776)	(892,794)
Total stockholders’ equity	(196,710)	(163,229)

Total liabilities and stockholders’ equity	$69,022	$86,932

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For three months ended June 30		For six months ended June 30
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$10,135	$15,280	$19,018	$24,330
Cost of sales-royalty– related party	(2,534)	(3,820)	(4,754)	(6,082)
Cost of goods sales	(2,070)	(4,080)	(7,350)	(6,690)
Gross profit	5,531	7,380	6,914	11,558

Operating expenses:
Professional fees	13,215	16,000	23,165	22,500
Depreciation Expense		6,891	6,892	13,782
Rent expense	-	-	-	-
General and administrative expenses	9,360	3,852	13,277	5,448
Total operating expense	22,575	26,743	43,334	41,730

Income (Loss) from operations	(17,044)	(19,363)	(36,420)	(30,172)

Other income (expense):
Interest income	-	-0	438	2,600
Interest expense	-	(569)	-	(1,138)
Total other (expense) income	-	(569)	438	1,462

Net income (loss)	$(17,044)	$(19,932)	$(35,982)	$(28,710)
Net income (loss) per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares	102,500,000	100,000,000	102,500,000	102,500,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED June 30, 2025 AND 2024

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2023	100,000,000	$100,000	$629,566	$(832,878)	$(103,313)
Adjustment				(2,600)	(2,600)
Net Income				(8,778)	(8,778)
Balance – March 31, 2024	100,000,000	$100,000	$629,566	$(844,256)	$(114,691)
Adjustment				(12,000)	(12,000)
Net Income				(19,932)	(19,932)
Balance – June 30, 2024	100,000,000	$100,000	$629,566	$(876,188)	$(146,623)
Net Income				(14,296)	(14,296)
Balance – September 30, 2024	100,000,000	$100,000	$629,566	$(890,485)	$(160,919)
Adjustment				3,300	3,300
Net Income				(5,610)	(5,610)
Balance – December 31, 2024	100,000,000	$100,000	$629,566	$(892,794)	$(163,229)
Net Income				(18,938)	(18,938)
Balance – March 31, 2025	100,000,000	$100,000	$629,566	$(911,732)	$(182,166)
Issuance of Common Stock	2,500,0001	2,500			2,500
Net Income				(17,044)	(17,044)
Balance – June 30, 2025	102,500,000	$102,500	$629,566	$(928,776)	$(196,710)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended Jun 30,
	2025	2024

Cash Flows from operating activities:
Net Income	$(35,982)	$(28,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	7,350	(33,310)
Advances to Suppliers	1,750	-
Overdraft	-	3,284
Accrued Expenses	10,750	-
Accrued royalty	4,755	6,083
Accrued interest	-	-
Accounts Payable	506	58,000
Deferred COGS	-	-
Operating Lease Obligation (Current Portion)	-	-
Net cash provided (used) by operating activities	(10,871)	5,347

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	6,892	13,782
Net cash provided (used) by investing activities	6,892	13,782

Cash Flows from Financing Activities:
Issuance of Common Stock	2,500	-
Right of Use Liabilities	(438)	7,369
Operating Lease Obligation	-	(21,331)
Retained Earnings	-	(2,600)
Net cash provided (used) by financing activities	2,062	(16,562)

Effect of exchange rate changes	-	-

Net change in cash	(1,917)	2,567

Cash at beginning of period	2,140	(2,567)
Cash at end of period	$222	$-

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$0

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS
June 30, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the nine months ending June 30, 2025. The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

Reclassifications

No reclassifications have been made to the current period financial information to conform to the presentation used in the financial statements for the six months ending June 30, 2025.

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

Cost of Goods Sold

Cost of sales includes all direct expenses incurred to produce the revenue for the period. This includes, but is not limited to, product cost and shipping. Cost of goods sold are recorded in the same period as the resulting revenue. The company pays a sales based royalty payment of 25% of gross revenue to SellaCare, Inc., its related party. This royalty expense is included in the cost of goods sold.

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

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of June 30, 2025, $166,977 of licensing expense has been accrued.

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

NOTE 5 – SUBSEQUENT EVENTS

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

On October 14, 2019, as a result of a private transaction, 70,000,000 shares of common stock (the “Shares”) of Hi-Great Group Holding Co. (the “Company”), were transferred from Custodian Ventures LLC to Esther Yang (the “Purchaser”). As a result, the Purchaser became a 70% holder of the voting rights of the issued and outstanding share capital of the Company, on a fully diluted basis, and became the controlling shareholder.

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

On April 16, 2020, Esther Yang through a Share Purchase Agreement sold 65,001,000 of the 70,000,000 shares she had purchased from Custodian Ventures, LLC in the Company to Jun Ho Yang and Ho Soon Yan. On April 22, 2020, she resigned as Corporate Secretary and Director of the Company. As of June 30, 2025, Esther Yang remaining shares is 4,999,000.

On April 24, 2020, Madeline Choi was appointed as Secretary to the Company by the Current Board of Directors.

On September 22, 2020, Madeline Choi resigned as Secretary of the Company and Ho Soon Yang resumed the role of Secretary.

On May 20, 2025, Madeline Choi was awarded 1,500,000 shares of its common stock.

On June 26, 2025, Globex Transfer, LLC, Company’s vendor, was awarded 1,000,000 shares of its common stock in exchange for services provided.

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

Results of Operation for the Six Months Ended June 30, 2025 and 2024

Sales and Cost of Sales

For the six months ended June 30, 2025, we had $19,018 of sales compared to $24,330 for the six months ended June 30, 2024. Our cost of sales for the six months ended June 30, 2025, was $12,105 compared to $12,773 for the six months ended June 30, 2024. The Company started to generate revenue in the beginning of 2020.

Professional fees

For the six months ended June 30, 2025, we incurred $23,165 of professional fee expenses compared to $22,500 for the six months ended June 30, 2024. The increase in professional fees in the current period is attributed to an increase from audit fee expenses.

General and administrative

For the six months ended June 30, 2025, we incurred $20,168 of general and administrative expenses (“G&A”) compared to $19,230 for the six months ended June 30, 2024. The increase in the current year is attributed to an increase in bad debt expenses.

Net loss

For the six months ended June 30, 2025, the Company had a net loss of $35,982 as compared to a net loss of $28,710 for the six months ended June 30, 2024.

Liquidity and Capital Resources

We have an accumulated deficit of $928,776 and had a net loss of $35,982 for the six months ended June 30, 2025.

Operating Activities

We had used $10,871 from our operations for the six months ended June 30, 2025, compared to cash received of $538 for the six months ended June 30, 2024.

We generated $6,892 from investing activities for the six months ended June 30, 2025, compared to generating $13,782 from investing activities for a right of use of assets in the prior period.

We had used $2,062 for financing activities for the six months ended June 30, 2025, compared to $13,862 used for the six months ended June 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2025.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HI-GREAT GROUP HOLDING COMPANY

Date: September 3, 2025	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: September 3, 2025	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)