Form 10-Q
period 2025-09-30
Hi-Great Group Holding Co
filed 2025-12-15
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of Dec 1, 2025, the issuer had 102,500,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended September 30, 2025, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	Sep 30,	Dec 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$7,986	$2,140
Inventory	64,300	76,150
Advances to Suppliers	-	1,750
Receivable from Citi Bank	-	-
Total current assets	72,286	80,040

Non-current assets:
Right of use asset – operating lease – related party	-	6,892
Total assets	$72,286	$86,932

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$88,005	$87,500
Accrued expenses	17,500	-
Notes payable – related party	-	-
Loan payable – related party	740	-
Accrued royalty– related party	171,037	162,222
Deferred revenue	-	-
Operating lease obligation, current portion – related party	-	-
State Income Tax Payable	-	-
Total current liabilities	277,282	249,722

Non-Current Liabilities:
Operating lease obligation – related party	-	438
Total Liabilities	277,282	250,160

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 100,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	102,500	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(937,062)	(892,794)
Total stockholders’ equity	(204,996)	(163,229)

Total liabilities and stockholders’ equity	$72,286	$86,932

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For three months ended September 30		For nine months ended September 30
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$15,500	$31,370	$34,518	$55,700
Cost of sales-royalty– related party	(4,500)	(7,410)	(11,850)	(14,100)
Cost of goods sales	(4,060)	(7,843)	(8,814)	(13,925)
Gross profit	6,940	16,117	13,854	27,675

Operating expenses:
Professional fees	8,850	20,100	32,015	42,600
Depreciation Expense		6,891	6,892	20,673
Rent expense	-	-	-	-
General and administrative expenses	6,376	2,853	19,654	8,301
Total operating expense	15,226	29,844	58,559	71,574

Income (Loss) from operations	(8,286)	(13,727)	(44,706)	(43,899)

Other income (expense):
Interest income	-	-0	438	2,600
Interest expense	-	(569)	-	(1,707)
Total other (expense) income	-	(569)	438	893

Net income (loss)	$(8,286)	$(14,296)	$(44,268)	$(43,006)
Net income (loss) per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares	102,500,000	100,000,000	102,500,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED September 30, 2025 AND 2024

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2024	100,000,000	$100,000	$629,566	$(892,794)	$(163,229)
Net Income				(18,938)	(18,938)
Balance – March 30, 2025	100,000,000	$100,000	$629,566	$(911,732)	$(182,166)
Issuance of Common Stock	2,500,0001	2,500			2,500
Net Income				(17,044)	(17,044)
Balance – June 30, 2025	102,500,000	$102,500	$629,566	$(928,776)	$(196,710)
Net Income				(8,286)	(8,286)
Balance – September 30, 2025	102,500,000	$102,500	$629,566	$(937,062)	$(204,996)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended Jun 30,
	2025	2024

Cash Flows from operating activities:
Net Income	$(44,268)	$(43,006)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right of use asset – operating lease	-	-
Changes in operating assets and liabilities:
Inventory	11,850	(25,900)
Advances to Suppliers	1,750	-
Overdraft	-	-
Accrued Expenses	18,240	-
Accrued royalty	8,815	13,925
Accrued interest	-	-
Accounts Payable	506	57,500
Deferred COGS	-	-
Operating Lease Obligation (Current Portion)	-	-
Net cash provided (used) by operating activities	(3,107)	2,519

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	6,892	20,673
Net cash provided (used) by investing activities	6,892	20,673

Cash Flows from Financing Activities:
Note Payable – Related Party		3,000
Issuance of Common Stock	2,500	-
Right of Use Liabilities	(438)	438
Operating Lease Obligation	-	(21,231)
Retained Earnings	-	(2,600)
Net cash provided (used) by financing activities	2,062	(20,393)

Effect of exchange rate changes	-	-

Net change in cash	5,847	2,799

Cash at beginning of period	2,140	(2,567)
Cash at end of period	$7,986	$232

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$0

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS
September 30, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the nine months ending September 30, 2025. The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

Reclassifications

No reclassifications have been made to the current period financial information to conform to the presentation used in the financial statements for the six months ending September 30, 2025.

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

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of September 30, 2025, $171,037 of licensing expense has been accrued.

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

As of September 30, 2025, a total of $740 in loan payable to related party.

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

On April 16, 2020, Esther Yang through a Share Purchase Agreement sold 65,001,000 of the 70,000,000 shares she had purchased from Custodian Ventures, LLC in the Company to Jun Ho Yang and Ho Soon Yan. On April 22, 2020, she resigned as Corporate Secretary and Director of the Company. As of September 30, 2025, Esther Yang remaining shares is 4,999,000.

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

Results of Operation for the Nine Months Ended September 30, 2025 and 2024

Sales and Cost of Sales

For the nine months ended September 30, 2025, we had $34,518 in sales compared to $55,700 for the nine months ended September 30, 2024. Our cost of sales for the nine months ended September 30, 2025, was $13,854 compared to $27,675 for the nine months ended September 30, 2024. The Company started to generate revenue in the beginning of 2020.

Professional fees

For the nine months ended September 30, 2025, we incurred $32,015 in professional fee expenses compared to $42,600 for the nine months ended September 30, 2024. The decrease in professional fees in the current period is attributed to a decrease in brokerage & accounting fees.

General and administrative

For the nine months ended September 30, 2025, we incurred $19,654 in general and administrative expenses (“G&A”) compared to $8,301 for the nine months ended September 30, 2024. The increase in the current year is attributed to an increase in filing fees.

Net loss

For the nine months ended September 30, 2025, the Company had a net loss of $44,268 as compared to a net loss of $43,006 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

We have an accumulated deficit of $937,062 and had a net loss of $44,268 for the nine months ended September 30, 2025.

Operating Activities

We had used $3,107 from our operations for the nine months ended September 30, 2025, compared to cash received of $2,519 for the nine months ended September 30, 2024.

We generated $2,062 from investing activities for the nine months ended September 30, 2025, compared to generating $20,673 from investing activities for a right of use of assets in the prior period.

We generated $2,062 for financing activities for the nine months ended September 30, 2025, compared to $20,393 used for the nine months ended September 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2025.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HI-GREAT GROUP HOLDING COMPANY

Date: December 1, 2025	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2025	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)