Form 10-K
period 2025-12-31
Hi-Great Group Holding Co
filed 2026-05-27
CIK 1807616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The number of shares outstanding of the issuer’s Common Stock as of May 26, 2026 was 102,500,000.

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

Holders

As of the date of this report there were approximately 71 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

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

Transfer Agent

The transfer agent for our Common Stock is Dynamic Stock Transfer, LLC at 780 Deltona Blvd., Suite 202, Deltona, FL 32725. The transfer agent’s telephone number is (813) 344-4490.

Recent Sales of Unregistered Securities

None

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2025.

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

Results of Operations for the Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

Sales and Cost of Sales

For the year ended December 31, 2025 we had $36,958 of revenue compared to $69,210 for the year ended December 31, 2024. Our cost of sales for the year ended December 31, 2025 was $19,720 compared to $35,243 for the year ended December 31, 2024. The Company began generating revenue in the beginning of 2020.

Professional fees

For the year ended December 31, 2025 we incurred $37,421 of professional fee expenses compared to $50,050 for the year ended December 31, 2024. The decrease in professional fees in the current period is attributed to a decrease in services and accounting expenses.

Amortization Expense

For the year ended December 31, 2025 we incurred $6,454 of amortization expense compared to $20,673 for the year ended December 31, 2024. The decrease in amortization is mainly due to the lease expiration, and currently the operations of Nutritional Health Supplements operate with minimal to no rental costs.

General and administrative

For the year ended December 31, 2025 we incurred $18,625 of G&A expense compared to $12,754 for the year ended December 31, 2024. The increase in the current year is attributed to higher operational expenses.

Other income (expense)

For the year ended December 31, 2025, we had an interest expense of $0, compared to an interest expense of $893 for the year ended December 31, 2024.

Net income

For the year ended December 31, 2025, the Company had a net loss of $87,208 as compared to a net loss of $48,616 in the prior period.

Liquidity and Capital Resources

We have an accumulated deficit of $980,002 and had a net loss of $87,208 for the year ended December 31, 2025.

We used $89,608 from operating activities for the year ended December 31, 2025, compared to the used cash of $36,800 for the year ended December 31, 2024.

We generated $87,990 from financing activities for the year ended December 31, 2025, compared to $34,660 cash used for the year ended December 31, 2024.

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

ITEM 8 , FINANCIAL STATEMENTS AND SUPPLEMENTARY

M N VIJAYKUMAR Chartered Accountant

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Hi-Great Group Holding Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hi-Great Group Holding Company (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, comprehensive income, stockholder’s equity and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with the accounting principles generally accepted in United States of America.

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

/s/ M.N.VIJAY KUMAR
M.N.VIJAY KUMAR
DATE: May 20, 2026	PLACE: BENGALURU, INDIA

No.37, 1st Main, Vinayaka Layout, 3rd Stage, Vijaynagar, Bengaluru- 560040

Mobile: 9980949630, Email: vijaykumarmn17@gmail.com

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	December 31,	December 31,
	2025	2024
	(Audited)	(Audited)
ASSETS
Current assets:
Cash	$521	$2,140
Inventory	20,973	76,150
Advances to Suppliers	-	1,750
Prepaid Assets	-	-
Total current assets	21,494	80,040

Non-current assets:
Right of use asset – operating lease – related party	-	6,892
Total assets	$21,494	$86,932

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,229	$87,500
Accrued Liabilities	3,500	-
Notes payable – related party	4,740	-
Loan payable – related party	-	-
Accrued royalty– related party	168,712	162,222
Deferred revenue	-	-
Operating lease obligation, current portion – related party	-	-
State Income Tax Payable	-	-
Total current liabilities	186,181	249,722

Non-Current Liabilities:
Notes payable – related party	83,250
Right of Use Liabilities	-	438
Total Liabilities	269,431	250,160

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 102,500,000 shares issued and outstanding as of December 30, 2025 and December 31, 2024, respectively	102,500	100,000
Additional paid in capital	629,566	629,566
Accumulated Deficit	(980,002)	(892,794)
Total stockholders’ equity	(247,937)	(163,229)

Total liabilities and stockholders’ equity	$21,494	$86,932

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
PROFIT AND LOSS

	For the years ended December 31,
	2025	2024
	Audited	Audited

Sales	$36,958	$69,210
Cost of Goods Sales	(13,230)	(17,940)
Cost of sales-royalty– related party	(6,490)	(17,303)
Inventory Shrinkage	41,946	-
Gross profit/(Loss)	(24,708)	33,968

Operating expenses:
Professional fees	37,421	50,050
Amortization Expense	6,454	20,673
Rent expense	-	-
General and administrative expenses	18,625	12,754
Total operating expense	62,500	83,477

Income (Loss) from operations	(87,208)	(49,509)

Other income (expense):
Interest income	-	893
Interest expense
Total other (expense) income	-	893

Net income (loss)	$(87,208)	$(48,616)
Net income (loss) per common share – basic and diluted	$-	$-
Weighted average common shares	102,500,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2025 AND 2024

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				5,289	5,289
Net Income				2,579	2,579
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(724,716)	$4,850
Adjustment				(1,980)	(1,980)
Net Income				3,300	3,300
Balance – December 31, 2022	100,000,000	$100,000	$629,566	$(723,396)	$6,170
Adjustment				12,276	12,276
Net Income				(121,758)	(121,758)
Balance – December 31, 2023	100,000,000	$100,000	$629,566	$(832,878)	$(103,312)
Adjustment				(11,300)	(11,300)
Net Income				(48,616)	(48,616)
Balance – December 31, 2024	100,000,000	$100,000	$629,566	$(892,794)	$(163,229)
Net Income				(87,208)	(87,208)
Share Issuance	2,500,000	2,500			2,500
Balance – December 31, 2025	102,500,000	$102,500	$629,566	$(980,002)	$(247,937)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS

	For the twelve months ended
	December 31,
	2025	2024
Cash Flows from operating activities:
Net Income	$(87,208)	$(48,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization Expenses	6,454	20,673
Excess & Obsolescence	41,946	-
Stock Issued for Services	2,500	-
Changes in operating assets and liabilities:
Inventory	13,230	(22,060)
Advances to Suppliers	1,750	-
Receivable from/Payable to bank	-	-
Accounts payable – related party	(78,271)	57,500
Accrued royalty	6,490	17,303
Accrued Liabilities	3,500	-
Deferred Cost of Goods Sold	-	12,000
State Income Tax Payable	-	-
Operating Lease Obligation (Current Portion)	-	-
Net cash provided (used) by operating activities	(89,609)	36,800

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	-	-
Net cash provided (used) by investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from common stock – related party	-	-
Proceeds from notes payable – related party	87,990	-
Operating Lease Obligation	-	438
Right of Use Liabilities	-	(21,231)
Retained Earnings	-	(13,867)
Net cash provided (used) by financing activities	87,990	(34,660)

Effect of exchange rate changes	-	-

Net change in cash	(1,619)	2,140

Cash at beginning of period	2,140	-
Cash at end of period	$521	$2,140

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. There were $521 in cash equivalents for the year ended December 31, 2025 and $2,140 cash equivalents for the year ended 2024.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2025.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2025 and 2024, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2025, there was $4,740 in loan payable to Jun Ho Yang, CEO of the Company.

Sellacare, Inc. Note Payable

On December 31, 2025, the Company entered into a Note Payable agreement with Sellacare, Inc., a related party, to convert $85,000 of outstanding accounts payable related to product purchases into a formal debt obligation.

●	Terms of the Note: The principal amount of $85,000 bears interest at a rate of three percent (3%) per annum, calculated on a simple basis.

●	Interest Accrual: Per the terms of the agreement, interest will begin to accrue on January 1, 2026. Consequently, no interest expense was recognized for the year ended December 31, 2025.

●	Repayment: Accrued interest is payable annually or upon repayment of the Principal, whichever occurs first.

Rental Costs

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area in Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025. The Company is currently operating under a no rent basis and plans to renew the rental agreement in second half of 2026.

Royalty Costs

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of December 31, 2025, $168,712 of licensing fees have been accrued.

Sale to SellaCare, Inc.

The Company purchased products from Sella Care. Due to inventory shortages communicated by Sella Care, the products were subsequently resold through a related party transaction. The resale was conducted at the same price as the original purchase price, resulting in no profit margin to the related party.

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

Operating Lease Obligations

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area in Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures January 31st, 2025. The Company is currently operating under a no rent basis and plans to renew the rental agreement in second half of 2026.

Lease obligations as of December 31, 2025 consisted of the following:

Right to Use Asset – USD $-

Right to Use Liability – USD $-

The following Cost related to the lease of the Company for the year ended December 31, 2025

Lease Amortization - USD $6,454

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2025, due to resource constraints, material weaknesses became evident to management regarding our lack of resources and segregation of duties. The Company has not established an audit committee and lacks documentation of its internal control process. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

ITEM 9B. OTHER INFORMATION

On November 19, 2021, High-Great Group Holding Company (the “Registrant”) decided to dismiss MICHAEL GILLESPIE & ASSOCIATES, PLLC as the Registrant’s independent registered public accounting firm. The reason for the dismissal of MICHAEL GILLESPIE was due to difficulty in working with him that cause unreasonable delay and several amendments to the previously filed 10Qs. On November 19, 2021, the Company engaged M.S. Madhava Rao as its independent accountant to provide auditing services for going forward for the Company. Prior to such engagement, the Company had no consultations with M.S. Madhava Rao. The decision to hire M.S. Madhava Rao was approved by the Company’s Board of Directors. The disagreement between the Registrant and MICHAEL GILLESPIE & ASSOCIATES on a matter related to accounting principles or practices was resolved to the satisfaction of M.S. Madhava Rao. The Company decided to change its auditors to M N Vijay Kumar On December 24, 2022; no disagreements existed with M.S. Madhava Rao.

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

The officers and directors are as follows:

Name	Age	Positions Held
Alex Jun Ho Yang (1)	62	CEO and Chairman
Ho Soon Yang (2)	56	CFO, Treasurer and Secretary

(1)	On February 25, 2020, Alex Jun Ho Yang was appointed to the Board of Director, and as President and Chief Executive Officer,

(2)	On October 14, 2019, Ho Soon Yang consented to act as the President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company. On February 25, 2020, Ho Soon Yang resigned as President, Chief Executive Officer, and Secretary, but remained Chief Financial Officer and Treasurer.

(3)	On April 24, 2020. Madeline Choi was appointed as Secretary to the Company by the Current Board of Directors. On September 22, 2022, Madeline Choi resigned as Secretary. Ho Soon Yang was appointed as Secretary of the Company by the Board of Directors.

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

Ho Soon Yang, Chief Financial Officer, Treasurer, and Secretary

Ho Soon Yang is an experienced executive with over 25 years of business experience in the fields of importing and exporting. She has devoted much her time to importing and exporting Nutritional Supplements and Specialty materials. She has worked for Sellacare, Inc. for the last 5 years, Inc. In addition, she oversaw all technology, products and customer service for Sellacare, INC. She attended high school and graduated from Han Yang University in Seoul, South Korea. From February 2011 to the present, she has been President of SellaCare Inc,

Board Leadership Structure and Risk Oversight

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 15, 2026, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on our, shares outstanding on July 11, 2022 of 100,000,000.

Common Stock	Direct	Indirect	Total	Percentage
Name and Address of Beneficial Owner
Executive Officers and Directors (1)
Jun Ho Yang	31,500,000	-0-	31,500,000	30.7%
Ho Soon Yang	32,501,000	-0-	32,501,000	31.7%
Officers and Directors as a Group (1 persons)	64,001,000		65,001,000	62.4%
Other 5% Holders (2)
Shuchun Yu	7,935,250		7,935,250	7.7%
Common stock owned by 5% shareholders (1 persons)	7,935,250		7,935,250	7.7%

(1)	621 S. Virgil Avenue #470, Los Angeles, CA 90005

(2)	LIN, JINGPINGLI, ZHONGHE CITY, TAIPEI, TW

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

As of December 31, 2025, there was $4,740 in loan payable to Jun Ho Yang, CEO of the Company.

Sellacare, Inc. Note Payable

On December 31, 2025, the Company entered into a Note Payable agreement with Sellacare, Inc., a related party, to convert $85,000 of outstanding accounts payable related to product purchases into a formal debt obligation.

●	Terms of the Note: The principal amount of $85,000 bears interest at a rate of three percent (3%) per annum, calculated on a simple basis.

●	Interest Accrual: Per the terms of the agreement, interest will begin to accrue on January 1, 2026. Consequently, no interest expense was recognized for the year ended December 31, 2025.

●	Repayment: Accrued interest is payable annually or upon repayment of the Principal, whichever occurs first.

Rental Costs

On March 16, 2020, the Company entered into a land lease for property located in the unincorporated area in Pearblossom, County of Los Angeles, California, in agreement with Sella Property, LLC. Sella Property, LLC is an entity controlled by Company’s majority shareholder. The lease calls for rent payments of $30,000 in annual installments due on the 16th day of March each year. The lease begins March 16, 2020 and matures March 16, 2025. The Company is currently operating under a no rent basis and plans to renew the rental agreement in second half of 2026.

Royalty Costs

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of December 31, 2025, $168,712 of licensing fees have been accrued.

Sale to SellaCare, Inc.

The Company purchased products from Sella Care. Due to inventory shortages communicated by Sella Care, the products were subsequently resold through a related party transaction. The resale was conducted at the same price as the original purchase price, resulting in no profit margin to the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by M N Vijaykumar & Associates, PLLC our Independent Registered Public Accounting Firm, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2024	2023
Audit fees	$14,350	$9,350
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$14,350	$9,350

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
10.1	Related Party Notes Payable
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document(1)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-GREAT GROUP HOLDING COMPANY

Date: May 26, 2026	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 26, 2026	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)