Form 10-Q
period 2026-03-31
Hi-Great Group Holding Co
filed 2026-06-12
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 12, 2026, the issuer had 101,500,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended March 31, 2026, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	MAR 31,	Dec 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$5,092	$521
Inventory	17,013	20,973
Advances to Suppliers	-	-
Receivable from Citi Bank	-	-
Total current assets	22,105	21,494

Non-current assets:
Right of use asset – operating lease – related party	-	-
Total assets	$22,105	$21,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,500	$9,229
Accrued expenses	9,731	3,500
Notes payable – related party	4,740	4,740
Loan payable – related party	-	-
Accrued royalty – related party	172,026	168,712
Interest on Related Party Loan	624	-
Operating lease obligation, current portion – related party	-	-
State Income Tax Payable	-	-
Total current liabilities	194,621	186,181

Non-Current Liabilities:
Notes payable – related party	83,250	83,250
Total Liabilities	277,871	269,431

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 102,500,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	102,500	102,500
Additional paid in capital	629,566	629,566
Accumulated Deficit	(987,832)	(980,002)
Total stockholders’ equity	(255,766)	(247,937)

Total liabilities and stockholders’ equity	$22,105	$21,494

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For three months ended March 31
	2026	2025
	(Unaudited)	(Unaudited)

Sales	$13,255	$8,883
Cost of sales-royalty – related party	(3,314)	(5,280)
Cost of goods sales	(3,960)	(2,221)
Gross profit	5,981	1,382

Operating expenses:
Professional fees	8,802	9,950
Depreciation Expense	-	6,891
Rent expense	-	-
General and administrative expenses	4,385	3,916
Total operating expense	13,186	20,758

Income (Loss) from operations	(7,205)	(19,376)

Other income (expense):
Interest income	-	438
Interest expense	624	-
Total other (expense) income	(624)	438

Net income (loss)	$(7,830)	$(18,938)
Net income (loss) per common share – basic and diluted	$-	$-
Weighted average common shares	102,500,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED March 31, 2026 AND 2025

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				5,289	5,289
Net Income				2,579	2,579
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(724,716)	$4,850
Adjustment				(1,980)	(1,980)
Net Income				3,300	3,300
Balance – December 31, 2022	100,000,000	$100,000	$629,566	$(723,396)	$6,170
Adjustment				12,276	12,276
Net Income				(121,758)	(121,758)
Balance – December 31, 2023	100,000,000	$100,000	$629,566	$(832,878)	$(103,312)
Adjustment				(11,300)	(11,300)
Net Income				(48,616)	(48,616)
Balance – December 31, 2024	100,000,000	$100,000	$629,566	$(892,794)	$(163,229)
Net Income				(87,208)	(87,208)
Share Issuance	2,500,000	2,500			2,500
Balance – December 31, 2025	102,500,000	$102,500	$629,566	$(980,002)	$(247,937)
Net Income				(7,830)	(7,830)
Balance – March 31, 2026	102,500,000	$102,500	$629,566	$(987,832)	$(255,766)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended Mar 31,
	2026	2025
Cash Flows from operating activities:
Net Income	$(7,830)	$(18,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest on notes payable	624	-
Changes in operating assets and liabilities:
Inventory	3,960	5,280
Advances to Suppliers	-	1,750
Overdraft	-	-
Accrued Expenses	6,231	1,300
Accrued royalty	3,314	2,221
Accrued interest	-	-
Accounts Payable	(1,729)	-
State Income Tax Payable	-	-
Operating Lease Obligation (Current Portion)	-	-
Net cash provided (used) by operating activities	4,570	(8,387)

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	-	6,892
Net cash provided (used) by investing activities	-	6,892

Cash Flows from Financing Activities:
Notes Payable	-	-
Right of Use Liabilities	-	(438)
Operating Lease Obligation	-	-
Retained Earnings	-
Net cash provided (used) by financing activities	-	(438)

Effect of exchange rate changes	-	-

Net change in cash	4,570	(1,933)

Cash at beginning of period	521	2,140
Cash at end of period	$5,092	$207

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$0

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026

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

As of March 31, 2026, a total of $88,614 in loan payable to related party.

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

Lease obligations at March 31, 2026 consisted of the following:

Right to Use Asset – USD $0

Right to Use Liability – USD $0

The following Cost related to the lease of the Company for the year ended March 31, 2026

Lease Depreciation -USD $0

Lease Interest -USD $0

Total Lease Cost -USD $0

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

Results of Operation for the Three Months Ended March 31, 2026 and 2025

Sales and Cost of Sales

For the three months ended March 31, 2026, we had $13,255 of sales compared to $8,883 for the three months ended March 31, 2025. Our cost of sales for the three months ended March 31, 2026, was $7,274 compared to $7,501 for the three months ended March 31, 2025. The Company started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended March 31, 2026, we incurred $8,802 of professional fee expenses compared to $9,950 for the three months ended March 31, 2025. The decrease in professional fees in the current period is attributed to an increase of audit expenses.

General and administrative

For the three months ended March 31, 2026, we incurred $4,385 of general and administrative expense (“G&A”) compared to $3,916 for the three months ended March 31, 2025. The increase in the current year is attributed to an decrease in bad debt expenses, offset by other G&A expenses in this quarter.

Other income (expense)

For the three months ended March 31, 2026, we had an interest expense of $624, compared to misc. income of $438 for the three months ended March 31, 2025.

Net loss

For the three months ended March 31, 2026, the Company had a net loss of $7,830 as compared to a net loss of $18,938 for the three months ended March 31, 2025.

Liquidity and Capital Resources

We have an accumulated deficit of $987,832 and had a net loss of $7,830 for the three months ended March 31, 2026.

Operating Activities

We generated $4,570 from our operations for the three months ended March 31, 2026, compared to cash used $8,387 for the three months ended March 31, 2025.

We generated $0 from investing activities for the three months ended March 31, 2026, compared to generating $6,892 from investing activities for a right of use of asset in the prior period.

We generated $0 for financing activities for the three months ended March 31, 2026, compared to $438 used for the three months ended March 31, 2025.

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

HI-GREAT GROUP HOLDING COMPANY

Date: June 12, 2026	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 12, 2026	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)