Form 10-Q
period 2026-06-30
Hi-Great Group Holding Co
filed 2026-09-15
CIK 1807616

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of Sep 14, 2026, the issuer had 102,500,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

This form 10-Q for the quarter ended June 30, 2026, is being filed as reviewed by our Independent Auditor

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HI-GREAT GROUP HOLDING COMPANY
BALANCE SHEETS

	Jun 30,	Dec 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$923	$521
Inventory	14,913	20,973
Advances to Suppliers	-	-
Receivable from Citi Bank	-	-
Total current assets	15,836	21,494

Non-current assets:
Right of use asset – operating lease – related party	-	-
Total assets	$15,836	$21,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,000	$9,229
Accrued expenses	13,936	3,500
Notes payable – related party	6,740	4,740
Loan payable – related party	-	-
Accrued royalty– related party	173,764	168,712
Interest on Related Party Loan	1,249	-
Operating lease obligation, current portion – related party	-	-
State Income Tax Payable	-	-
Total current liabilities	200,689	186,181

Non-Current Liabilities:
Notes payable – related party	83,250	83,250
Total Liabilities	283,939	269,431

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 102,500,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	102,500	102,500
Additional paid in capital	629,566	629,566
Accumulated Deficit	(1,000,169)	(980,002)
Total stockholders’ equity	(268,104)	(247,937)

Total liabilities and stockholders’ equity	$15,836	$21,494

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

PROFIT AND LOSS

	For three months ended June 30		For six months ended June 30
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(unaudited)	(unaudited)

Sales	$6,955	$10,135	$20,210	$19,018
Cost of sales-royalty– related party	(1,739)	(2,534	(5,053)	(4,754)
Cost of goods sales	(2,100)	(2,070	(6,060)	(7,350)
Gross profit	3,116	5,531	9,097	6,914

Operating expenses:
Professional fees	8,802	13,215	17,603	23,165
Depreciation Expense	-		-	6,892
Rent expense	-	-	-	-
General and administrative expenses	6,027	9,360	10,412	13,277
Total operating expense	14,829	22,575	28,015	43,334

Income (Loss) from operations	(11,713)	(17,044)	(18,918)	(36,420)

Other income (expense):
Interest income	-	-	-	438
Interest expense	624	-	1,249	-
Total other (expense) income	(624)	-	(1,249)	438

Net income (loss)	$(12,337)	$(17,044)	$(20,167)	$(35,982)
Net income (loss) per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares	102,500,000	102,500,000	102,500,000	102,500,000

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED June 30, 2026 AND 2025

	Common	Common	Additional
	Stock:	Stock:	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance – December 31, 2019	100,000,000	$100,000	$619,566	$(719,802)	$(236)
Net Loss (Restated)				(12,782)	(12,782)
Balance – December 31, 2020	100,000,000	$100,000	$619,566	$(732,584)	$(13,018)
Adjustment – Issuance of Stocks			10,000		10,000
Adjustment				5,289	5,289
Net Income				2,579	2,579
Balance – December 31, 2021	100,000,000	$100,000	$629,566	$(724,716)	$4,850
Adjustment				(1,980)	(1,980)
Net Income				3,300	3,300
Balance – December 31, 2022	100,000,000	$100,000	$629,566	$(723,396)	$6,170
Adjustment				12,276	12,276
Net Income				(121,758)	(121,758)
Balance – December 31, 2023	100,000,000	$100,000	$629,566	$(832,878)	$(103,312)
Adjustment				(11,300)	(11,300)
Net Income				(48,616)	(48,616)
Balance – December 31, 2024	100,000,000	$100,000	$629,566	$(892,794)	$(163,229)
Net Income				(87,208)	(87,208)
Share Issuance	2,500,000	2,500			2,500
Balance – December 31, 2025	102,500,000	$102,500	$629,566	$(980,002)	$(247,937)
Net Income				(7,830)	(7,830)
Balance – March 31, 2026	102,500,000	$102,500	$629,566	$(987,832)	$(255,767)
Net Income				(12,337)	(12,337)
Balance – June 30, 2026	102,500,000	$102,500	$629,566	$(1,000,169)	$(268,104)

The accompanying notes are an integral part of these unaudited financial statements.

HI-GREAT GROUP HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2026	2025

Cash Flows from operating activities:
Net Income	$(20,167)	$(35,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest on notes payable	1,248	-
Changes in operating assets and liabilities:
Inventory	6,060	7,350
Advances to Suppliers	-	1,750
Overdraft	-	-
Accrued Expenses	10,436	10,750
Accrued royalty	5,053	4,755
Accrued interest	-	-
Accounts Payable	(4,228)	506
State Income Tax Payable	-	-
Operating Lease Obligation (Current Portion)	-	-
Net cash provided (used) by operating activities	(1,598)	(10,871)

Cash Flows from Investing Activities:
Notes receivable – Related Party	-	-
Right of Use Asset – Related Party	-	6,892
Net cash provided (used) by investing activities	-	6,892

Cash Flows from Financing Activities:
Notes Payable	-	2,500
Loan from Shareholder	2,000	(438)
Operating Lease Obligation	-	-
Retained Earnings	-	-
Net cash provided (used) by financing activities	2,000	2,062

Effect of exchange rate changes	-	-

Net change in cash	402	(1,917)

Cash at beginning of period	521	2,140
Cash at end of period	$923	$222

Supplemental schedule of cash flow information:

Non-cash investing and financing activities:
Note receivable-related party	$-	$-
Common stock-related party	$-	$-
Right of use asset – operating lease	$-	$0

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the six months ending June 30, 2026. The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

Reclassifications

No reclassifications have been made to the current period financial information to conform to the presentation used in the financial statements for the nine months ending June 30, 2026.

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

Cost of Goods Sold

Cost of sales includes all direct expenses incurred to produce the revenue for the period. This includes, but is not limited to, product cost and shipping. Cost of goods sold are recorded in the same period as the resulting revenue. The company pays sales based royalty payment of 25% of gross revenue to SellaCare, Inc., its related party. This royalty expense is included in cost of goods sold.

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

On March 19, 2020, the Company entered in a licensing agreement with SellaCare, Inc. for the licensing of Patents and all future products developed by the SellaCare, Inc. The licensing agreement calls for the Company to pay 25% of all Gross revenues or $1,000, whichever is greater and not less than $1,000, beginning April 30, 2020 and payable the 15th of every month thereafter. As of September 13, 2026, $173,764 of licensing expense has been accrued.

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

As of June 30, 2026, a total of $84,948 in loan payable to related party.

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

Results of Operation for the three Months Ended June 30, 2026 and 2025

Sales and Cost of Sales

For the three months ended June 30, 2026, we had $6,955 of sales compared to $10,135 for the three months ended June 30, 2025. Our cost of sales for the three months ended June 30, 2026, was $3,839 compared to $4,604 for the three months ended June 30, 2025. The Company started to generate revenue in the beginning of 2020.

Professional fees

For the three months ended June 30, 2026, we incurred $8,802 of professional fee expenses compared to $13,215 for the three months ended June 30, 2025. The decrease in professional fees in the current period is attributed to a decrease in accounting service and audit expenses.

General and administrative

For the three months ended June 30, 2026, we incurred $6,027 of general and administrative expense (“G&A”) compared to $7,554 for the three months ended June 30, 2025. The decrease in the current year is attributed to an decrease in fees and contractor expenses.

Other income (expense)

For the three months ended June 30, 2026, we had an interest expense of $624, compared to misc. income of $- for the three months ended June 30, 2025.

Net loss

For the three months ended June 30, 2026, the Company had a net loss of $12,337 as compared to a net loss of $17,044 for the three months ended June 30, 2025.

Results of Operation for the Six Months Ended June 30, 2026 and 2025

Sales and Cost of Sales

For the six months ended June 30, 2026, we had $20,210 of sales compared to $19,018 for the six months ended June 30, 2025. Our cost of sales for the six months ended June 30, 2026, was $11,113 compared to $12,105 for the six months ended June 30, 2025. The Company started to generate revenue in the beginning of 2020.

Professional fees

For the six months ended June 30, 2026, we incurred $17,603 of professional fee expenses compared to $23,165 for the six months ended June 30, 2025. The decrease in professional fees in the current period is attributed to a decrease in audit expenses.

General and administrative

For the six months ended June 30, 2026, we incurred $9,436 of general and administrative expense (“G&A”) compared to $15,874 for the six months ended June 30, 2025. The decrease in the current year is attributed to an decrease in lease expenses.

Other income (expense)

For the six months ended June 30, 2026, we had an interest expense of $1,249, compared to misc. income of $438 for the six months ended June 30, 2025.

Liquidity and Capital Resources

We have an accumulated deficit of $1,000,168 and had a net loss of $12,337 for the six months ended June 30, 2026.

Operating Activities

We used $1,598 from our operations for the six months ended June 30, 2026, compared to cash generated $23,111 for the six months ended June 30, 2025.

We generated $0 from investing activities for six months ended June 30, 2026, compared to generating $6,892 from investing activities for a right of use of asset in the prior period.

We generated $2,000 for financing activities for the six months ended June 30, 2026, compared to $2,062 generated for the six months ended June 30, 2025.

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

HI-GREAT GROUP HOLDING COMPANY

Date: Sep 15, 2026	By:	/s/ Jun Ho Yang
	Name:	Jun Ho Yang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: Sep 15, 2026	By:	/s/ Ho Soon Yang
	Name:	Ho Soon Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)